Form 10QSB
period 1998-12-31
SECURITY OF PENNSYLVANIA FINANCIAL CORP
filed 1999-02-16
CIK 1069880

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------

                         Commission File Number 1-14577


                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

Delaware                                                             23-2980576
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                 Identication No.)

31 W. Broad Street, Hazleton, Pennsylvania                                18201
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (570) 454-0824
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
                  (Former name, former address and former fiscal
                     year, if changes since last report)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  X     No
                                                              -----      -----

                                                           Yes        No   X
                                                              -----      -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 1,587,000 shares of common stock, par value $0.01 per share, outstanding as of February 16, 1999.

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet at
           December 31, 1998 (unaudited) and June 30, 1998.....................1

           Consolidated Income Statement and Statement of
           Comprehensive Income for the Three and Six
           Months Ended December 31, 1998 and 1997 (unaudited).................2

           Consolidated Statement of Changes in Equity
           for the Six Months Ended December 31, 1998..........................5

           Consolidated Statement of Cash Flows for the
           Six Months Ended December 31, 1998 and 1997.........................6

           Notes to Consolidated Financial Statements..........................7


Item 2.    Management's Discussion and Analysis or Plan of Operation...........8

PART II:      OTHER INFORMATION

Item 1.    Legal Proceedings..................................................15
Item 2.    Changes in Securities and Use of Proceeds..........................15
Item 3.    Defaults Upon Senior Securities....................................15
Item 4.    Submission of Matters to a Vote of Security Holders................15
Item 5.    Other Information..................................................15
Item 6.    Exhibits and Reports on Form 8-K...................................16

SIGNATURES....................................................................17

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements.
           --------------------

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                 DECEMBER 31, 1998 (UNAUDITED) AND JUNE 30, 1998
             (In thousands, except share and per share information)

                                                                                DECEMBER 31,             JUNE 30,
                                                                                   1998                   1998
                                                                               --------------        --------------
                                                                                (UNAUDITED)
Assets:

    Cash and cash equivalents...........................................         $  28,010             $  11,858
    Held-to-maturity securities
       (fair value of $20,807 in 6/98 and $18,984 in 12/98).............            17,641                20,783
    Available for sale securities.......................................             8,016                 7,900
    Loans (less allowance for loan loss of $427 in 12/98
       and $496 in 6/98)................................................            71,929                69,211
    Property and equipment, net.........................................             1,302                 1,364
    Accrued interest receivable.........................................               521                   619
    Real estate owned, net..............................................               383                   221
    Other assets........................................................             1,423                    34
                                                                                  --------              --------
       Total assets.....................................................          $129,225              $111,990
                                                                                  ========              ========

Liabilities and Equity:
    Deposits............................................................          $104,964              $102,604
    Advances from borrowers for taxes and insurance.....................                17                    34
    Borrowed funds......................................................             1,261                    --
    Accrued interest payable and other liabilities......................               406                   122
                                                                                  --------              --------
       Total liabilities................................................           106,648               102,760

    Common Stock ($.01 par value; 6,000,000 authorized shares,
       1,587,000 shares issued..........................................                16                    --
    Additional paid-in capital..........................................            14,868                    --
    Unearned Employee Stock Ownership Plan (ESOP) shares................            (1,261)                   --
    Retained earnings - substantially restricted........................             9,083                 9,361
    Accumulated other comprehensive income..............................              (129)                 (131)
                                                                                  --------              --------
       Total equity.....................................................            22,577                 9,230
                                                                                  --------              --------

       Total liabilities and equity.....................................          $129,225              $111,990
                                                                                  ========              ========





                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                          CONSOLIDATED INCOME STATEMENT

        FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                 (in thousands)


                                                                                     DECEMBER 31,          DECEMBER 31,
                                                                                        1998                  1997
                                                                                   ---------------       ---------------
                                                                                     (UNAUDITED)
Interest income:
    Loans..................................................................            $1,294                $1,356
    Interest and dividends on securities:
       Taxable.............................................................               299                   356
       Non-taxable.........................................................                11                    --
       Dividends...........................................................                10                     9
       Interest-bearing deposits with banks................................               240                   211
                                                                                     --------              --------
           Total interest income...........................................             1,854                 1,932

Interest expense:
    Deposits...............................................................             1,066                 1,065
    FHLB advances and other borrowings.....................................                --                    --
                                                                                    ---------             ---------
       Total interest expense..............................................             1,066                 1,065

    Net interest income....................................................               788                   867
    Provision for loan losses..............................................                50                    65
                                                                                    ---------             ---------
    Net interest income after provision for loan losses....................               738                   802

Noninterest income:
    Other loan fees and service charges....................................                75                    68
    Gain (loss) on sale of:
       Real estate owned...................................................              (113)                   16
       Investments.........................................................                --                     1
       Other...............................................................                10                     7
                                                                                    ---------            ----------
           Total noninterest income........................................               (28)                   92

Noninterest Expense:
    Salaries and net employee benefits.....................................               357                   361
    Occupancy costs........................................................                67                    52
    Federal deposit insurance premiums.....................................                15                    15
    Data processing........................................................                36                    34
    Professional fees......................................................                16                    11
    Foreclosed real estate expenses, net...................................                40                    28
    Charitable contributions...............................................               755                     7
    Other noninterest expense..............................................               122                   124
                                                                                     --------              --------
           Total noninterest expense.......................................             1,408                   632

Income (Loss) before provision for income taxes............................              (698)                  262
Income tax provision (benefit).............................................              (222)                  108
                                                                                     --------              --------
Net income (loss)..........................................................          $   (476)              $   154
                                                                                     ========               =======


                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                          CONSOLIDATED INCOME STATEMENT

        FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                (in thousands)


                                                                                   DECEMBER 31,          DECEMBER 31,
                                                                                       1998                  1997
                                                                                  ---------------       ---------------
                                                                                    (UNAUDITED)

Interest income:
Loans..................................................................              $  2,630               $ 2,657
    Interest and dividends on securities:
       Taxable.............................................................               620                   748
       Non-taxable.........................................................                18                    --
       Dividends...........................................................                19                    18
       Interest-bearing deposits with banks................................               485                   406
                                                                                     --------              --------
           Total interest income...........................................             3,772                 3,829

Interest expense:
    Deposits...............................................................             2,151                 2,114
    FHLB advances and other borrowings.....................................                --                    --
                                                                                     --------             ---------
       Total interest expense..............................................             2,151                 2,114

    Net interest income....................................................             1,621                 1,715
    Provision for loan losses..............................................                55                    73
                                                                                     ---------             ---------
    Net interest income after provision for loan losses....................             1,566                 1,642

Noninterest income:
    Other loan fees and service charges....................................               145                   139
    Gain (loss) on sale of:
       Real estate owned...................................................              (111)                   16
       Investments.........................................................                --                     1
       Other...............................................................                21                    21
                                                                                     --------            ----------
           Total noninterest income........................................                55                   177

Noninterest Expense:
    Salaries and net employee benefits.....................................               679                   676
    Occupancy costs........................................................               136                   114
    Federal deposit insurance premiums.....................................                30                    31
    Data processing........................................................                74                    68
    Professional fees......................................................                53                    41
    Foreclosed real estate expenses, net...................................                72                    38
    Charitable contributions...............................................               757                     9
    Other noninterest expense..............................................               228                   234
                                                                                     --------              --------
           Total noninterest expense.......................................             2,029                 1,211

Income (Loss) before provision for income taxes............................              (408)                  608
Income tax provision (benefit).............................................              (130)                  246
                                                                                     --------              --------
Net income (loss)..........................................................          $   (278)              $   362
                                                                                     ========               =======



                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

        FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                 (in thousands)


                                                                                     DECEMBER 31,          DECEMBER 31,
                                                                                         1998                  1997
                                                                                   ---------------       ---------------
                                                                                      (UNAUDITED)

Net income (loss)..........................................................             $(476)                 $154
Increase (decrease) in unrealized losses available-for-sale securities.....               (47)                  (12)
                                                                                      -------                ------

Comprehensive income (loss)................................................             $(523)                 $166
                                                                                        =====                  ====



          FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                 (in thousands)


                                                                                   DECEMBER 31,           DECEMBER 31,
                                                                                      1998                   1997
                                                                                 ---------------        ---------------
                                                                                   (UNAUDITED)

Net income (loss)..........................................................             $(278)                 $362
Increase (decrease) in unrealized losses available-for-sale securities.....                 2                    50
                                                                                     --------                ------

Comprehensive income (loss)................................................             $(276)                 $412
                                                                                        =====                  ====




                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                         STATEMENT OF CHANGES IN EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                 (in thousands)

                                                                                            ACCUMULATED
                                                        ADDITIONAL                             OTHER
                                              COMMON     PAID-IN                RETAINED    COMPREHENSIVE      NET
                                               STOCK     CAPITAL       ESOP     EARNINGS    INCOME (LOSS)     EQUITY
                                              --------   ---------   ---------  ---------   -------------   ----------

Balance at June 30, 1998................         $--     $     --     $    --    $9,361         $(131)      $  9,230
Net Income/(Loss).......................                                           (278)                        (278)
Proceeds from sale of stock.............          16       14,868                                             14,884
(Increase)/Decrease in unrealized
   losses on Available-for-Sale
   Securities...........................                                                            2              2
Unearned ESOP Shares....................                               (1,261)                                (1,261)
                                                 ---      -------     -------    ------         -----        -------
Balance at December 31, 1998............         $16      $14,868     $(1,261)   $9,083         $(129)       $22,577
                                                 ===      =======     =======    ======         =====        =======


                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
                                 (in thousands)


                                                                                     DECEMBER 31,          DECEMBER 31,
                                                                                         1998                  1997
                                                                                   ---------------      ----------------

OPERATING ACTIVITIES:
Net income (loss)..........................................................          $   (279)              $   361
Adjustments to reconcile net income to net cash provided
    by operating activities:
Provision for loan losses and foreclosed real estate.......................                55                    73
Amortization and accretion on investment securities........................                81                    (1)
Depreciation and amortization..............................................                74                    37
Deferred income taxes......................................................                --                    --
(Gain) Loss on sale of:
    Real estate acquired through foreclosure...............................                 4                     8
    Securities.............................................................                --                   (63)
Change in assets and liabilities:
    Accrued interest receivable............................................                98                    (1)
    Other assets...........................................................            (1,388)                  (41)
    Accrued interest payable and other liabilities.........................               284                    34
                                                                                      -------                  ----

Net cash provided by operating activities..................................           $(1,071)              $   407
                                                                                       =======                  ===

INVESTMENT ACTIVITIES:
Purchase of held-to-maturity securities....................................          $     --               $    --
Purchase of available-for-sale securities..................................            (8,120)               (5,150)
Proceeds from maturities of held-to-maturity securities....................                --                    --
Proceeds from the call of held-to-maturity securities......................             6,435                 2,741
Proceeds from maturities and principal paydowns on
    available-for-sale securities..........................................               600                   500
Proceeds from principal paydowns of held-to-maturity securities............               715                   484
Proceeds from sale of available-for-sale securities........................                --                    --
Loans made to customers, net of principal collected........................            (2,773)               (3,147)
Acquisition of office premises and equipment...............................               (12)                 (186)
Proceeds from sale of foreclosed real estate...............................               349                   623
                                                                                       ------                ------

Net cash used in investing activities......................................           $(2,806)              $(4,135)
                                                                                       =======               =======

FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts................................           $ 2,360               $ 2,391
Net increase (decrease) in advances from borrowers
    for taxes and insurance................................................               (17)                  (99)
Repayments of borrowed funds...............................................                --                    --
Net proceeds from issuance of common stock.................................            16,145                   --
                                                                                       ------               ------

Net cash provided by financing activities..................................            18,488                 2,292
                                                                                       ------                ------
Increase (decrease) by cash and equivalents................................            16,152                (1,900)
Cash and equivalent - beginning of the year................................            11,858                 9,034
                                                                                       ------                ------
Cash and equivalent - end of year..........................................           $28,010               $ 7,134
                                                                                       ======                ======

Supplemental Disclosure of Cash Flow Information:
    Interest paid on deposits..............................................           $ 2,151               $ 2,114
    Income taxes paid......................................................          $   (130)             $    246

Supplemental Disclosure of Non-Cash Information:
    Transfer from loans to real estate owned...............................          $    638              $    270

                                                        6

                  SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                 Notes to Consolidated Financial Statements


(1)      Organization
         ------------

         Security of Pennsylvania Financial Corp. (the Company") was incorporated under the laws of Delaware in August 1998 for the purpose of serving as the holding company of Security Savings Association of Hazleton (the "Association") as part of the Association's conversion from the mutual to stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission. The Conversion, completed on December 30, 1998 resulted in the Company issuing an aggregate of 1,587,000 shares of its common stock, par value $.01 per share, at a price of $10 per share, of which 1,511,617 shares were issued in a subscription offering and 75,383 shares were issued and sold to Security Savings Charitable Foundation. Prior to the Conversion, the Company had not engaged in any material operations.

(2)      Accounting Principles
         ---------------------

         The accompanying unaudited financial statements of Security of Pennsylvania Financial Corp. Have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year.

         For further information, refer to the consolidated financial statements included in the Company's offering prospectus prepared in connection with the Conversion filed with the Securities and Exchange Commission.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 1998, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward -looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

         The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

         Security of Pennsylvania Financial Corp. (the "Company") is the holding company for Security Savings Association of Hazleton (the "Association"), a Pennsylvania chartered capital stock savings association. The Association's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Association's provision for loan losses, loan and security sales activities, service charges and other fee income, and noninterest expense. The Association's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

MANAGEMENT STRATEGY

         The Association's operating strategy has been that of a community-based banking institution, offering a wide variety of savings products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, multi-family and commercial real estate and construction lending. Additionally, as of February 1999, the Association has opened a commercial loan department and expects to expand its services in that area. It is expected that these loans will provide a higher spread in our lending portfolio. In order to promote long-term financial strength and profitability, the Association's operating strategy has focused on: (i) maintaining strong asset quality by originating primarily one- to four-family mortgage loans and home equity loans and lines of credit secured by residential real estate located in its market area; (ii) managing its interest rate risk within the context of its significant fixed-rate one- to four-family mortgage lending activity; (iii) providing products and delivery systems directed at the needs and expectations of its customer base, including through taking advantage of technological advances when appropriate; and (iv) maintaining a strong regulatory capital position.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998

         Total assets increased $17.2 million, or 15.4%, from $112.0 million at June 30, 1998 to $129.2 at December 31, 1998. This increase was primarily due a $16.2 million, or 136%, increase in cash and cash equivalents from $11.9 million at June 30, 1998 to $28.0 million at December 31, 1998 primarily due to the gross proceeds retained through the sale of the Company's common stock in the Company's initial public offering. The increase in cash and cash equivalents was also attributable to a growth in deposits. Additionally, loans increased $2.7 million, or 3.9%, from $69.2 million at June 30, 1998 to $71.2 million at December 31, 1998. The increase was due to a $2.7 million increase in real estate loans offset by a $337,000 decrease in consumer loans.

         Total deposits increased $2.4 million from $102.6 million at June 30, 1998 to $105.0 million at December 31, 1998. Such increase was attributable to an increase in the balance of NOW and money market accounts primarily due to an account opened at the Association for the Company's portion of the gross proceeds from the stock offering.

         Total equity increased $13.3 million, or 145%, from $9.2 million at June 30, 1998 to $22.6 million at December 31, 1998 due to the proceeds received through the Company's initial public offering.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

         GENERAL. The Company reported a $476,000 net loss for the three months ended December 31, 1998 compared to net income of $154,000 for the three months ended December 31, 1997. This loss was due to a one-time $753,000 expense relating to the funding of Security Savings Charitable Foundation (the "Foundation"), a charitable foundation established in connection with the Association's conversion.

         INTEREST INCOME. Total interest income decreased $78,000, or 4.0%, for the three month period ended December 31, 1998 as compared to the comparable period for the previous year. The decrease was attributable to a $64,000 decrease in interest income on loans due to a decrease in the weighted average yield during the period and a $45,000 decrease in interest and dividends on securities due to a lower rate of return. However, the decreases were offset by an $29,000, or 13.7%, increase in interest on interest-bearing deposits with banks. Such increase was attributable to the increased funds received through stock subscriptions in connection with the Company's stock offering.

         INTEREST EXPENSE. Interest expense for the quarter ended December 31, 1998 was virtually the same as the previous year's quarter. This was due to the Relative stability of the Company's deposit base.

         PROVISION FOR LOAN LOSSES. The Company reduced its provision for loan losses from $65,000 for the three months ended December 31, 1997 to $50,000 for the three months ended December 31, 1998. The decrease was based on the Company's periodic review of the loan portfolio, the level of charge-offs and nonperforming loans, real estate owned, loan commitments, unused lines of credit as well as an evaluation of the general economic conditions in the Company's market areas.

         NONINTEREST INCOME. Noninterest income decreased from $92,000 for the three months ended December 31, 1997 to a $28,000 loss for the three months ended December 31, 1998. This decrease was attributable to $113,000 in losses on the sale of real estate owned, offset by a $7,000, or 10.3%, increase in loan fees and service charge income.

         NONINTEREST EXPENSES. Total noninterest expenses increased from $632,000 to $1.4 million for the three months ended December 31, 1997 and December 31, 1998, respectively, due primarily to the one-time costs with the establishment and funding of the Foundation. A $12,000, or 42.9%, increase in the expenses associated with foreclosing on real estate and a $15,000, or 28.9%, increase in occupancy costs associated with increased rental costs associated with one of the Association's branch offices, also contributed to the increase.

         PROVISION FOR INCOME TAXES. The Company had an income tax benefit of $222,000 for the three months ended December 31, 1998, compared to an expense of $108,000 for the three months ended December 31, 1997. The decrease in the income tax expense was attributable to the net operating loss relating to the one-time charitable donation to the Foundation.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

         GENERAL. The Company had a net loss of $278,000 compared to net income of $362,000 for the six months ended December 31, 1998 and December 31, 1997, respectively. This loss was due to a one-time $753,000 expense relating to the funding of the Foundation and $111,000 in losses on real estate owned.

         INTEREST INCOME. Total interest income decreased $57,000, or 1.5%, for the six months ended December 31, 1998 as compared to the same period for the previous year. The decrease was primarily attributable to $109,000 decrease in interest income and dividends on securities due to a lower rate of return on those investments. A $27,000 decrease in interest income on loans for the six months ended December 31, 1998 as compared to the same period for the previous year due to a lower weighted average yield on loans also contributed to the decrease in interest income. The decrease in total interest income was offset by a $79,000 increase in interest income earned on interest-bearing deposits, from $405,000 for the six months ended December 31, 1997 to $485,000 for the six months ended December 31, 1998.

         INTEREST EXPENSE. Interest expense for the six months ended December 31, 1998 increased $37,000 as compared to the six month period in 1997. The 1.8% increase reflected a small increase in the Company's deposit base over the preceding year.

         PROVISION FOR LOAN LOSSES. The Company reduced its provision for loan losses from $73,000 for the six months ended December 31, 1997 to $55,000 for the six months ended December 31, 1998. The decrease was based on the Company's periodic review of the loan portfolio, the level of charge-offs and nonperforming loans, real estate owned, loan commitments, unused lines of credit, as well as an evaluation of the general economic conditions in the Company's market areas.

         NONINTEREST INCOME. Noninterest income decreased $122,000 from $177,000 for the six months ended December 31, 1997 to $55,000 for the six months ended December 31, 1998, primarily due to a $111,000 loss on the sale of real estate owned offset by a $6,000, or 4.3%, increase on loan fees and service charges.

         NONINTEREST EXPENSES. Total noninterest expenses increased $818,000, or 67.5%, from $1.2 million to $2.0 million for the six months ended December 31, 1997 and December 31, 1998, respectively, due primarily to the one-time costs with the establishment and funding of Security Savings Charitable Foundation.

         PROVISION FOR INCOME TAX EXPENSES. The Company had an income tax benefit of $130,000 for the six months ended December 31, 1998, compared to an expense of $246,000 for the three months ended December 31, 1997. The decrease in the income tax expense was attributable to the net operating loss relating to the one-time charitable donation to the Foundation.

LIQUIDITY AND CAPITAL RESOURCES

         The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At December 31, 1998 and 1997, the Association's liquidity ratios were 31.7% and 22.9%, respectively.

         At December 31, 1998, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $15.4 million, or 12.6% of total adjusted assets, which is above the required level of $3.7 million, or 3.0%; core capital of $15.4 million, or 12.6% of total adjusted assets, which is above the required level of $4.8 million, or 4.0%; and risk-based capital of $15.8 million, or 29.4% of risk-weighted assets, which is above the required level of $4.3 million, or 8.0%.

         The Association has other sources of liquidity if a need for additional funds arises, including Federal Home Loan Bank ("FHLB") advances. At December 31, 1998, the Association did not have any advances outstanding from the FHLB, and at June 30, 1998 had an overall borrowing capacity from the FHLB of $53.7 million.

         The Association's most liquid assets are cash and due from banks, interest-bearing deposits with banks and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and due from banks, interest-bearing deposits with banks and investment securities available for sale totaled $36.0 million, or 27.9% of total assets.

         At December 31, 1998, the Association had commitments to originate loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $4.1 million. The Association anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from December 31, 1998, totaled $35.2 million. The Association expects that substantially all of the maturing certificate accounts will be retained by the Association at maturity.

         The initial impact of the Conversion on the liquidity and capital resources of the Company was significant as it substantially increased the liquid assets of the Company and the capital base on which the Company operates. Further the additional capital resulting from the stock offering increased the capital base of the Association. At December 31, 1998, the Association had total equity, determined in accordance with generally accepted accounting principles, of $16.6 million, or 13.7% of total assets, which approximated the Association's regulatory tangible capital at that date of 12.6% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

YEAR 2000 COMPLIANCE

         As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate only two-digits. For example, "96" is stored on the system and represents 1996. The Association relies significantly on an outside service bureau. The Association has not received any guarantee from the outside service bureau that the bureau will be Year 2000 compliant. However, the service bureau has completed its inventory and assessment of its Year 2000 compliance and is scheduled to have resolved all identified problems by the end of 1998. The Association's service bureau has completed its proxy testing of their system and the Association will conduct on-line testing at each of its offices on February 14, 1999. Any problems encountered during this testing can be addressed and remedied in time for the second round of testing scheduled for May 1999. The Association has completed its inventory and assessment and has completed upgrading its internal system to handle the Year 2000 problem. The Association currently is testing its upgraded system. The cost to the Association for the internal system upgrade, not including staff time, has been less than $50,000. There can be no assurances, however, that the performance by the Association and its service bureau will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations and business prospects. The Association has prepared a contingency plan in the event there are any system interruptions. Any Year 2000 failure on the part of the Association's customers could result in additional expense or loss to the Association. The Association plans to work with its customers to address any potential Year 2000 problems.

RECENT ACCOUNTING PRONOUNCEMENTS

         ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Adoption of this

Statement did not have a material impact on the net income, equity, or financial position of the Association.

         ACCOUNTING FOR EARNINGS PER SHARE. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted.

         DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In September 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Association.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the implementation of SFAS No. 133, the Association may transfer debt securities classified as held-to-maturity to the available-for-sale category. Such a transfer will not call into question the Association's intention to hold other debt to maturity in the future. SFAS No. 133 is effective for financial statements for periods beginning after June 15, 1999. Management has not yet determined the impact, if any, of this statement on the Association. Management plans to adopt SFAS No. 133 during its fiscal year ending June 30, 1999 in order to use the special provision allowing the transfer of debt securities classified as held-to-maturity to the available-for-sale category. Management has not identified which securities might be transferred to the available-for-sale category; and, as a result, is not able to determine whether such transfer could have a material impact on its financial condition. If the Association had transferred all of its held-to-maturity securities to available-for-sale securities as of December 31, 1998, its shareholders' equity would have increased by approximately $866,000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

                  None.

Item 2. Changes in Securities and Use of Proceeds.
        -----------------------------------------

         The following information is provided in connection with the Company's sale of its common stock as part of the Bank's conversion:

         a. The effective date of the Registration Statement on Form SB-2 (File No. 333-63271) was November 12, 1998.

         b. The offering was consummated on December 30, 1998 with the sale of all securities registered pursuant to the Registration Statement. Sandler O'Neill & Partners, L.P.
                  acting as marketing agent for the offering.

         c. The class of securities registered was common stock, par value $.01 per share. The aggregate amount of such securities registered was 1,587,000 shares which represented an aggregate amount of $15,870,000. That amount included 1,511,617 shares (or $15,116,170) sold in the offering and 75,383 shares (or $753,830) issued to Security Savings Charitable Foundation.

         d. The expenses incurred in connection with the Conversion and offering of $985,872, including expenses paid to or for underwriters of $330,643, attorney and accounting fees of $351,876 and other expenses of $303,353. The net proceeds resulting from the offering after deducting expenses was $14,130,298.

         e.       The   net   proceeds   are   temporarily    invested   in   an
                  interest-bearing deposit account at Security Savings Association of Hazleton. The Company intend to use these funds to invest in various securities.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

                  None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

                  None.

Item 5. Other Information.
        -----------------

                  None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a)     Exhibits

               2.1 Amended Plan of Conversion (including the Stock Articles of Incorporation and Bylaws of the Security Savings Association of Hazleton)*
               3.1 Certificate of Incorporation of Security of Pennsylvania Financial Corp.*
               3.2  Bylaws of Security of Pennsylvania Financial Corp.*
               10.1 Employment Agreement between Richard C. Laubach and Security of Pennsylvania Financial Corp.
               10.2 Employment  Agreement  between  David  P. Marchetti, Sr. and
                    Security of Pennsylvania Financial Corp.
               10.3 Employment Agreement between Richard C. Laubach and Security of Pennsylvania Financial Corp.
               10.4 Employment  Agreement  between  David  P. Marchetti, Sr. and
                    Security of Pennsylvania Financial Corp.
               10.5 Change in  Control  Agreement between Joseph P. Correale and
                    Security Savings Association of Hazleton
               10.6 Change  in  Control  Agreement  between  Nicoline  Evans and
                    Security  Savings  Association  of Hazleton
               10.7 Form  of Security Savings Association Supplemental Executive
                    Retirement Plan*
               10.8 Form  of  Security  Savings Association of Hazleton Employee
                    Severance Compensation Plan*
               11.0 Statement regarding Computation of Per Share Earnings**
               27.0 Financial Data Schedule
                    -----------------------------
* Incorporated by reference into this document from the Exhibits to the Form SB-2, Registration Statement, and any amendments thereto, Registration No. 333-63271

** Not applicable as the Company did not have earnings in the quarter ended December 31, 1998.

     (b)      Reports on Form 8-K
              None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.


Dated:  February 16, 1999     By:   /s/ Richard C. Laubach
                                    ----------------------------------
                                    Richard C. Laubach
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated:  February 16, 1999     By:   /s/ David P. Marchetti, Sr.
                                    ----------------------------------
                                    David P. Marchetti, Sr.
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)