Form 10QSB
period 1999-03-31
SECURITY OF PENNSYLVANIA FINANCIAL CORP
filed 1999-05-14
CIK 1069880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-14577


                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              23-2980576
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization                                              Identification No.)

31 W. Broad Street, Hazleton, Pennsylvania                                 18201
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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes   X      No
                                                      -----       -----
                                                  Yes   X      No
                                                      -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 1,587,000 shares of common stock, par value $0.01 per share, outstanding as of May 11, 1999.

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                                   FORM 10-QSB

                                      INDEX

                                                                           Page
                                                                           ----

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at
        March 31, 1999 and June 30,1998 (unaudited)...........................1

        Consolidated Income Statement and Statement of
        Comprehensive Income for the Three and Nine
        Months Ended March 31, 1999 and 1998 (unaudited)......................2

        Consolidated Statement of Cash Flows for the Nine Months Ended
        March 31, 1999 and 1998 ..............................................4

        Notes to Consolidated Financial Statements............................5


Item 2. Management's Discussion and Analysis .................................6

PART II:    OTHER INFORMATION

Item 1. Legal Proceedings....................................................12

Item 2. Changes in Securities and Use of Proceeds............................12

Item 3. Defaults Upon Senior Securities......................................12

Item 4. Submission of Matters to a Vote of Security Holders..................12

Item 5. Other Information....................................................12

Item 6. Exhibits and Reports on Form 8-K.....................................12

SIGNATURES ..................................................................13

                        PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.
            --------------------

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                  MARCH 31, 1999 (UNAUDITED) AND JUNE 30, 1998
                                 (In thousands)

                                                       AT           AT
                                                    MARCH 31,      June 30,
                                                      1999          1998
                                                   ----------     ---------
                                                    (UNAUDITED)
Assets:
  Cash and cash equivalents......................    $  16,605     $  11,858
   Held-to-maturity securities
     (fair value of $21,503 on 3/31/99 and 20,807
       in 6/30/98)                                      19,466        20,783
  Available for sale securities..................       14,643         7,900
   Loans (less allowance for loan loss of $436 in
     3/31/99 And $496 in 6/30/98)................       69,891        69,211
  Property and equipment, net....................        1,291         1,364
  Other assets...................................        1,732           874
                                                      --------      --------
    Total assets.................................     $123,628      $111,990
                                                      ========      ========

Liabilities and Equity:
  Deposits.......................................     $100,518      $102,604
  Accrued interest payable and other
    liabilities..................................          421           156
                                                      --------      --------
    Total liabilities............................      100,939       102,760
                                                      --------      --------

   Common Stock ($.01 par value; 6,000,000
     authorized shares, 1,587,000 shares issued..           16
  Additional paid-in capital.....................       14,868            --
  Unearned ESOP Shares...........................       (1,270)
  Retained earnings - substantially restricted...        9,331         9,361
  Accumulated other comprehensive income.........         (256)         (131)
                                                      --------      --------
    Total equity.................................       22,689         9,230
                                                      --------      --------

    Total liabilities and equity.................     $123,628      $111,990
                                                      ========      ========

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
             CONSOLIDATED INCOME AND COMPREHENSIVE INCOME STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                      (in thousands, except per share data)

                                                      MARCH 31,     March 31,
                                                         1999          1998
                                                      ----------    ----------
                                                      (UNAUDITED)
Interest income:
  Loans............................................       $1,323        $1,330
     Interest and dividends on securities..........          450           341
     Interest-bearing deposits with banks..........          213           228
                                                          ------        ------
      Total interest income........................        1,986         1,899

Interest expense:
  Deposits.........................................          986         1,065

  Net interest income..............................        1,000           834
  Provision for loan losses........................           10            71
                                                          ------        ------

  Net interest income after provision for
   loan losses.....................................          990           763

Noninterest income:
  Other loan fees and service charges..............           85            59
     Gain (loss) on sale of other real estate owned
        and other assets...........................          (29)          (54)
                                                             ----          ----
      Total noninterest income.....................           56             5

Noninterest Expense:
  Salaries and net employee benefits...............          349           303
  Occupancy costs..................................           83            56
  Other Noninterest Expense........................          290           228
                                                          ------        ------

Total noninterest expense..........................          722           587

Income (loss) before provision for income taxes              324           181
Income tax provision (benefit)                                77            85
                                                              --            --

Net income                                                   247            96
Inc  rease (decrease) in unrealized losses available
  for sale securities                                       (126)           (9)
                                                            -----           ---

Comprehensive income (loss)                                 $121          $ 87
                                                             ===            ==

Common stock outstanding                                     1,587,000    N/A
Earnings per share - net income                               $.16        N/A


                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
             CONSOLIDATED INCOME AND COMPREHENSIVE INCOME STATEMENTS

           FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                     (in thousands, except per share data)

                                                      March 31,     March 31,
                                                         1999          1998
                                                      ----------    ----------
                                                      (unaudited)   (unaudited)
Interest income:
  Loans............................................       $3,929        $3,988

     Interest and dividends on securities..........        1,061         1,071
     Interest-bearing deposits with banks..........          768           661
                                                          ------        ------
        Total interest income......................        5,758         5,728

Interest expense:
  Deposits.........................................        3,137         3,179

  Net interest income..............................        2,621         2,549
  Provision for loan losses........................           65           144
                                                          ------        ------
  Net interest income after provision for loan
    losses.........................................        2,556         2,405

Noninterest income:
  Other loan fees and service charges..............          230           198
   Gain (loss) on sale of: Real estate owned and
     other assets..................................         (119)          (17)
                                                           -----          ----

      Total noninterest income.....................          111           181

Noninterest expense:
  Salaries and net employee benefits...............        1,028           979
  Occupancy costs..................................          219           170
  Other noninterest expense........................        1,505           649
                                                          ------        ------

      Total noninterest expense....................        2,751         1,798

Income (Loss) before provision for income taxes....          (84)          788
Income tax provision (benefit).....................          (53)          330
                                                          ------        ------

Net Income (loss)..................................          (31)          458
Increase (decrease) in unrealized losses
  available for sale securities....................         (125)           43
                                                           ------           --
Comprehensive income (loss)........................        $(156)        $  501
                                                           ======        ======

Common stock outstanding                                    N/A          N/A
Earnings per share - net income                             N/A          N/A


                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                                 (in thousands)

                                                      March 31,     March 31,
                                                         1999          1998
                                                      ----------    ----------
OPERATING ACTIVITIES:
Net income (loss)..................................    $   (31)      $   458
Adjustments  to  reconcile   net  income  to  net
  cash  provided  by  operating activities:
Provision for loan losses and foreclosed real
  estate...........................................         65            66
Amortization and accretion on investment
  securities.......................................      1,735        (4,186)
Depreciation and amortization......................        113            77
Deferred income taxes..............................         --            --
(Gain) Loss on sale of:
  Real estate acquired through foreclosure.........        200            66
  Securities.......................................         --           (63)
Change in assets and liabilities:
  Accrued interest receivable......................         (1)           27
  Other assets.....................................     (2,080)         (637)
  Accrued interest payable and other liabilities...        275            81

Net cash provided by operating activities..........    $   276       $(4,111)

INVESTMENT ACTIVITIES:
Purchase of held-to-maturity securities............    $(1,500)      $    --
Purchase of available-for-sale securities..........    (10,925)       (1,250)
Proceeds from the call of held-to-maturity
  securities.......................................      6,935         2,741
Proceeds from maturities and principal paydowns on
  available-for-sale securities....................        600         4,750
Proceeds from principal paydowns of held-to-maturity
  securities.......................................        715           784
Loans made to customers, net of principal
  collected........................................        499        (4,811)
Acquisition of office premises and equipment.......        113            45
Proceeds from sale of foreclosed real estate.......       (166)          260
                                                         ------        -----
Net cash used in investing activities..............    $(1,729)      $ 3,019
                                                       ========      =======

FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts........    $(2,086)      $ 2,669
Net increase (decrease) in advances from borrowers
  for taxes and insurance..........................        (10)         (103)
Net proceeds from issuance of common stock.........     16,145            --
                                                        ------         ------
Net cash provided by financing activities..........    $14,049       $  2,566
                                                       -------       --------
Increase (decrease) by cash and equivalents........      4,747          1,650
Cash and equivalents - beginning of period.........     11,858          9,034
                                                        ------          -----
Cash and equivalents - end of period...............    $16,605       $ 10,684
                                                       =======       ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid on deposits........................    $ 3,137       $  3,179
  Income taxes paid................................    $   (65)      $    330

Supplemental Disclosure of Non-Cash Information:
  Transfer from loans to real estate owned.........    $    50       $    321

                                           4

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

(2)   Accounting Principles
      ---------------------

      The accompanying unaudited financial statements of Security of Pennsylvania Financial Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's offering prospectus prepared in connection with the Conversion filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis.
        ------------------------------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 1999, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

GENERAL

      Security of Pennsylvania Financial Corp. (the "Company") is the holding company for Security Savings Association of Hazleton (the "Association"), a Pennsylvania chartered capital stock savings association. The Association's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Association's provision for loan losses, loan and security sales activities, service charges and other fee income, and non-interest expense. The Association's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

MANAGEMENT STRATEGY

      The Association's operating strategy has been that of a community-based banking institution, offering a wide variety of savings products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, multi-family and commercial real estate and construction lending. Additionally, as of February 1999, the Association has opened a commercial loan department and expects to expand its services in that area. It is expected that these loans will provide a higher spread in the lending portfolio. In order to promote long-term financial strength and profitability, the Association's operating strategy has focused on: (i) maintaining strong asset quality by originating primarily one- to four-family mortgage loans and home equity loans and lines of credit secured by residential real estate located in its market area; (ii) managing its interest rate risk within the context of its significant fixed-rate one- to four-family mortgage lending activity; (iii) providing products and delivery systems directed at the needs and expectations of its customer base, including taking advantage of technological advances when appropriate; and (iv) maintaining a strong regulatory capital position.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998

      Total assets at March 31, 1999 increased $11.6 million, or 10.4%, compared to June 30, 1998. The increase was primarily due to the sale of the Company's common stock in the Company's initial public offering in December 1998. During the same period, deposits declined $2.1 million or 2.0%, due to withdrawals by depositors purchasing stock in the initial public offering. Increased competition in the marketplace, a low interest rate environment and a strong stock market also contributed to the decrease.

      The use of the proceeds from the initial public offering resulted in a $5.4 million increase in investment securities and a $5.0 million increase in money market investments (included in cash and cash equivalents) on March 31, 1999 compared to June 30, 1998. Loans increased $680,000 or 1.0% at March 31, 1999 compared to June 30, 1998.

      Total equity increased $13.5 million from June 30, 1998, primarily due to the influx of capital from the conversion to stock form of ownership in December 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999
AND 1998

      Net income for the quarter increased $151,000 or 157% compared to the third quarter last year. Earnings per share were 16 cents. Based on annualized earnings, return on assets for the quarter was .78% as compared to .36% last year. Return on equity for three months ended March 31, 1999 was 4.37% compared to 7.17% for three months ended March 31, 1998 as the higher level of capital from the initial public offering affected the Company's ability to prudently deploy such capital.

      Net interest income during the period increased $166,000 or 19.9%. Interest income rose 4.6% or $87,000, primarily, from increased revenue on investment securities. Lower interest rates resulted in interest expense declining $79,000 or 7.4%.

      The provision for loan losses decreased $61,000 during the quarter ended March 31, 1999 compared to the third quarter last year. On March 31, 1999 the allowance for loan loss was .62% of loans compared to .69% on March 31, 1998. The allowance account and resulting provision for loan losses are reviewed periodically by management and the Board of Directors taking into consideration the make-up of the loan portfolio, level of non-performing loans, charge-offs, loan commitments, lines of credit and general economic conditions in the company's market area. Management's analysis at March 31, 1999 indicated that the reduced provision was appropriate to maintain an adequate level of reserves.

      Noninterest income increased $51,000 primarily due to an increase in loan fees and a reduction in the loss on the sale of other real estate. Noninterest expense increased $135,000 or 23.0% when compared to last year. The increase was primarily caused by a $46,000 increase in salaries and employee benefits. Merit raises and increased staff contributed to the increase in salaries. The increase was also attributable to a $27,000 increase in occupancy costs and a $26,000 increase in foreclosed real estate and other expenses. Price increases for services were a major factor for the rise in occupancy and other expenses.

      The following is a comparative schedule of non-interest expense for the three months ended March 31:


               [Dollars in thousands)          Change
                                             1999  1998  $       %
                                             --------------     ---
      Salaries and employee benefits    $    349    303   46    15.2
      Occupancy costs                         83     56   27    48.2
      Data processing                         45     35   10    28.6
      Foreclosed real estate                  40     14   26   185.7
      F.D.I.C. insurance                      15     15    0     0
      All other                              190    164   26    15.9
                                             ---------------
                        Total           $    722    587  135    23.0
                                             ===    ===  ===

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999
AND 1998

      A net loss of $31,000 was reported for the nine month period compared to net income of $458,000 for the same period last year. The loss was due to a one time charge of $753,000 relating to the funding of Security Savings Charitable Foundation established in connection with the Association's conversion to stock form. If adjusted for the one time charge, net income would have approximated $503,000. Using the adjusted net income return on assets would have been .57% compared to .58% last year and return on equity would have been 4.20% compared to 7.17% last year. Return on equity for the current period was negatively affected by the need to effectively deploy the influx of capital from the initial public offering.

      Net interest income for the nine month period ended March 31, 1999 increased $72,000 or 2.8%. Interest income increased $30,000, primarily due to a $107,000 increase in income from interest-bearing deposits in banks, offset by a $59,000 decrease in income from loans. The level of investment securities rose due to the investment of funds from the initial public offering. Loan income declined as a moderate increase in volume did not offset the effect of a lower interest rate environment. Interest expense declined $42,000 due primarily to lower interest rates.

      The provision for loan losses declined $79,000 when compared to the same period last year. The provision is evaluated by management and the Board of Directors periodically based on the make-up of the loan portfolio, level of non-performing loans, charge-offs, loan commitments, lines of credit and general economic conditions in the marketplace. Management's analysis at this time indicated that the Association could decrease the loss reserve and still maintain a more than adequate level of reserves.

      Non interest income declined $70,000 in the quarter ended March 31, 1999 compared to the same period ended March 31, 1998 due to a $108,000 increase in the loss on sale of other real estate owned. Loan fees and other service charges increased $32,000, primarily because of increased volume. Non-interest expense increased $953,000, primarily due to the one time charge of $753,000 to form the Foundation. If adjusted for the one time charge, non interest expense would have increased $200,000 or 11.1%. A $49,000 increase in both salaries and benefits and occupancy costs together with a $61,000 increase in foreclosed real estate expenses were the primary reasons for the increase.

      The following is a schedule of non-interest expense for the nine months ended March 31.


               [Dollars in thousands)          Change
                                             1999  1998  $       %
                                             --------------     ---
      Salaries and employee benefits    $  1,028    979    49    5.0
      Occupancy costs                        219    170    49   28.8
      Data processing                        119    103    16   15.5
      Foreclosed real estate                 112     51    61  119.6
      F.D.I.C. Insurance                      45     46    (1)   2.2
      All other                            1,228    449   779  173.5
                                           -------------------
                  Total                    2,751  1,798   953   53.0
                                           =====  =====   ===   ====

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion refers to the Company's wholly owned subsidiary, the Association. The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities. The Association uses the funds generated to support its lending and investment activities. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At March 31, 1999 and 1998, the Association's liquidity ratios were 30.3% and 21.2%, respectively.

      At March 31, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $15.6 million, or 13.3% of total adjusted assets, which is above the required level of 3.0%; core capital of $15.6 million, or 13.3% of total adjusted assets, which is above the required level of 4.0%; and risk-based capital of $16.1 million, or 30.9% of risk-weighted assets, which is above the required level of 8.0%.

      The Association has other sources of liquidity if a need for additional funds arises, including Federal Home Loan Bank ("FHLB") advances. At March 31, 1999, the Association did not have any advances outstanding from the FHLB, but has an overall borrowing capacity from the FHLB of $51.3 million.

      The Association's most liquid assets are cash and due from banks, interest-bearing deposits with banks and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and due from banks, interest-bearing deposits with banks and investment securities available for sale totaled $31.2 million, or 25.3% of total assets.

      At March 31, 1999, the Association had commitments to originate loans and unused outstanding lines of credit and un-disbursed proceeds of construction mortgages totaling $4.1 million. The Association anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from March 31, 1999, totaled $33.8 million. The Association expects that substantially all of the maturing certificate accounts will be retained by the Association at maturity.

      The initial impact of the Conversion on the liquidity and capital resources of the Company was significant as it substantially increased the cash assets of the Company and Association, and the capital base of both. At March 31, 1999, the Association had total equity, determined in accordance with generally accepted accounting principles, of $22.6 million, or 18.3% of total assets. The Association's regulatory tangible capital at March 31, 1999 was 13.3% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

YEAR 2000 COMPLIANCE

      As the year 2000  approaches,  an  important  business  issue has  emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate only two-digits. For example, "96" is stored on the system and represents 1996. The Association relies significantly on an outside service bureau for its data processing. While the Association has not received any guarantee from the outside service bureau that the bureau will be Year 2000 compliant, the service bureau has completed its assessment of its Year 2000 compliance and resolved all identified problems. The Association's service bureau completed its proxy testing of their system and the Association has conducted on-line testing at each of its offices on February 14, 1999. No problems were encountered during testing. The Association has completed its inventory and assessment and has completed upgrading its internal system to handle the Year 2000 problem. The cost to the Association for the internal system upgrade, not including staff time, has been less than $50,000. There can be no assurances, however, that the performance by the Association and its service bureau will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations and business prospects. The Association has prepared a contingency plan in the event there are any system interruptions, in which the Association will resort to a manual method for handling customer transactions. Any Year 2000 failure on the part of the Association's customers could result in additional expense or loss to the Association. The Association plans to work with its customers to address any potential Year 2000 problems.

RECENT ACCOUNTING PRONOUNCEMENTS

      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the implementation of SFAS No. 133, the Association may transfer debt securities classified as held-to-maturity to the available-for-sale category. Such a transfer will not call into question the Association's intention to hold other debt to maturity in the future. SFAS No. 133 is effective for financial statements for periods beginning after June 15, 1999. Management has not yet determined the impact, if any, of this statement on the Association. Management plans to adopt SFAS No. 133 during its fiscal year ending June 30, 1999 in order to use the special provision allowing the transfer of debt securities classified as held-to-maturity to the available-for-sale category. Management has not identified which securities might be transferred to the available-for-sale category; and, as a result, is not able to determine whether such transfer could have a material impact on its financial condition. If the Association had transferred all of its held-to-maturity securities to available-for-sale securities as of March 31, 1999, its shareholders' equity would have decreased by approximately $35,324.

                           PART II: OTHER INFORMATION

Item 1: Legal Proceedings
        -----------------

            The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or the results of operation.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

             None

Item 3. Defaults Upon Senior Securities
        -------------------------------

             None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

             None

Item 5. Other Information
        -----------------

             None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)          Exhibits

             2.1 Amended Plan of Conversion (including the Stock Articles of
                 Incorporation and Bylaws of Security Savings Association of Hazleton)*

             3.1 Certificate  of  Incorporation  of  Security  of  Pennsylvania
                 Financial Corp.*

             3.2 Bylaws of Security of Pennsylvania Financial Corp.*

             10.1 Change in Control Agreement between Security Savings
                  Association of Hazleton and Jan Pasdon.

             27.0 Financial Data Schedule

*Incorporated by reference into this document from the Exhibits to the Registration Statement in Form SB-2, and any amendments thereto, Registration No. 333-63271.

(b)          Reports on Form 8-K:

             None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              SECURITY OF PENNSYLVANIA FINANCIAL CORP.


Dated: May 12, 1999                 By:   /s/ Richard C. Laubach
                                          -------------------------
                                    Richard C. Laubach
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated: May 12, 1999                 By:   /s/ David P. Marchetti, Sr.
                                          -----------------------------
                                    David P. Marchetti, Sr.
                                    ChiefFinancial Officer and Treasurer
                                    (Principal financial and accounting
                                     officer)