Form 10KSB
period 1999-06-30
SECURITY OF PENNSYLVANIA FINANCIAL CORP
filed 1999-09-24
CIK 1069880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended June 30, 1999


[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                         Commission File Number: 1-14577

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                         23-2980576
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

    31 W. Broad Street, Hazleton, Pennsylvania                18201
------------------------------------------------       -------------------
    (Address of principal executive offices)               (Zip Code)

Issuer's telephone number:                                (570) 454-0824
                                                          --------------

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange
         Title of each class                            in which registered
         -------------------                            -------------------

Common Stock, par value $0.01 per share            The American Stock Exchange

Securities Registered under 12(g) of the Exchange Act:    None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for the most recent fiscal year were $8,151,479.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 9, 1999 was $16,156,683. This figure is based on the closing price on the American Stock Exchange for a share of the issuer's common stock on September 9, 1999, which was $10.625 as reported in The Wall Street Journal on September 10, 1999. For purposes of this calculation, the issuer is assuming that directors and executive officers are affiliates.

         As  of  September  9,  1999,   there  were  1,587,000   shares  of  the
Registrant's Common Stock outstanding.

        Transitional Small Business Disclosure Format.     Yes [   ] No [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB

                                                           INDEX

                                                                                                             Page
                                                                                                             ----
PART I

          Item 1.           Description of Business.......................................................     1

          Additional Item.  Executive Officers of the Registrant .........................................    25

          Item 2.           Description of Property.......................................................    25

          Item 3.           Legal Proceedings.............................................................    26

          Item 4.           Submission of Matters to a Vote of Security Holders...........................    26


PART II

          Item 5.           Market for Common Equity and Related Stockholder Matters .....................    26

          Item 6.           Management's Discussion and Analysis or Plan of Operation.....................    26

          Item 7.           Financial Statements..........................................................    36

          Item 8.           Changes In and Disagreements With Accountants on  Accounting and
                            Financial Disclosure..........................................................    37


PART III

          Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                            Compliance with Section 16(a) of the Exchange Act.............................    37

          Item 10.          Executive Compensation........................................................    37

          Item 11.          Security Ownership of Certain Beneficial Owners and
                            Management ...................................................................    37

          Item 12.          Certain Relationships and Related Transactions................................    37


PART IV

          Item 13.          Exhibits and Reports on Form 8-K..............................................    38


SIGNATURES................................................................................................    39

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

                  Security of Pennsylvania Financial Corp. (the "Company") was incorporated under Delaware law on August 20, 1998. On December 30, 1998, the Company acquired Security Savings Association of Hazleton (the "Association") as a part of the Association's conversion from a Pennsylvania chartered mutual savings and loan association into a Pennsylvania chartered capital stock savings and loan association (the "Conversion"). In connection with the Conversion, on December 30, 1998, the Company issued an aggregate of 1,587,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), at a purchase price of $10 per share, of which 1,511,617 shares were sold in a subscription offering and 75,383 shares were issued to the Security Savings Charitable Foundation (the "Foundation"), a charitable foundation established by the Association. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation ("FDIC"). Currently, the Company does not transact any material business other than through the Association. References to the Company include the Association unless the context indicates only the Company is meant. At June 30, 1999, the Company had total assets of $119.5 million, total deposits of $95.8 million and stockholders' equity of $22.5 million.

                  The Association is a community-oriented savings institution which was originally organized in 1889 as The Middle Coal Field Building and
Loan Association of Hazleton. In January 1987, the Association acquired Anthracite Building and Loan Association of Weatherly, Pennsylvania. The Association's principal business consists of attracting retail deposits from the general public in its primary market area and investing those deposits, together with funds generated from operations, primarily in one- to four-family mortgage loans and consumer loans. The Association originates for investment adjustable- and fixed-rate one- to four-family mortgage loans, as well as a variety of consumer loans, including home equity loans, lines of credit, automobile and education loans. To a lesser extent, the Association also originates multi-family and commercial real estate loans and construction loans. The Association invests in mortgage-related and investment securities, primarily U.S. government and agency obligations, and certificates of deposit in other financial institutions and other permissible investments. The Association's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-related securities and certificates of deposit investments, and other noninterest income. The Association's primary sources of funds are deposits and principal and interest payments on loans and mortgage-related securities. The Association operates through its main office located in Hazleton, Pennsylvania, and its three full service branch offices.

Market Area and Competition

                  The Association's lending and deposit gathering is concentrated in its market area consisting of Luzerne and Carbon counties in Northeast Pennsylvania. The Association maintains two branch offices in Hazleton (in Luzerne County), one in Weatherly (in Carbon County) and one in Drums (in Luzerne County). Hazleton is situated approximately 100 miles from Philadelphia and New York City and approximately 50 miles from Allentown and the Wilkes-Barre/Scranton area.

                  The economy of the greater Hazleton area is characterized by diversified light manufacturing and is the site of product facilities for several manufacturers. As a consequence, the manufacturing sector employs more than one third of the area's work force. The Hazleton area has excellent access to major highway transportation routes as well as rail transportation. The population of Luzerne County has remained relatively static and has one of the oldest average ages for all counties in the United States. The unemployment rate in the area is greater than the national average. According to Pennsylvania Labor Market Information, as of June 1999, the unemployment rate for the market area was 5.9% compared to the national level of 4.0%. The median household income for 1998 for the market area was approximately $31,000, compared to the national level of approximately $39,000.

                  The Association faces significant competition both in generating loans and in attracting deposits. The Association's primary market area is highly competitive and the Association faces direct competition from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Association. The Association's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions. In addition, the Association faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the removal of restrictions on the interstate operations of financial institutions.

                  In addition, the Association recognizes that its customer base increasingly focuses on convenience and access to services. The Association has addressed these customer desires through the implementation of a telephone banking system, the introduction of a new debit card and the installation of two ATM machines. Additionally, the Association intends to expand its telephone banking system to promote bill payment services and has plans to install additional ATMs. The Association will continue to evaluate and enhance its service delivery system.

Lending Activities

                  Loan Portfolio Composition. The Association's loan portfolio consists primarily of mortgage loans secured by one- to four-family residential real estate, consumer loans and multi-family and commercial real estate loans. At June 30, 1999, the Association's loans totaled $73.5 million, of which $52.7 million, or 71.7%, were one- to four-family residential mortgage loans. Total real estate mortgage loans included 25.8% of adjustable-rate loans, which are indexed primarily to the United States Treasury Bill rates and the prime rate as reported in The Wall Street Journal.

                  The Association's consumer loans at June 30, 1999 aggregated $8.9 million, or 12.1% of total loans. Such consumer loans included $5.9 million of home equity loans and lines of credit, $849,000 of loans secured by deposits, $810,000 of automobile loans, $5,000 of education loans and $1.4 million of other consumer loans. At June 30, 1999, the Association also had $11.9 million, or 16.2% of total loans, in multi-family and commercial real estate loans and construction loans.

                  The types of loans that the Association may originate are subject to federal and state laws and regulations. Interest rates charged by the Association on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

                  The  following   table  sets  forth  the  composition  of  the
Association's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                                           At June 30,
                                                               ------------------------------------------------------------------
                                                                       1999                   1998                    1997
                                                               ------------------      ------------------     -------------------
                                                                          Percent                 Percent                 Percent
                                                               Amount    of Total       Amount   of Total      Amount    of Total
                                                               -------   --------      -------   --------     -------    --------
                                                                                     (Dollars in thousands)
Real estate loans:
   One- to four-family...................................      $52,677     71.71%      $54,722     78.24%     $53,685     79.59%
   Multi-family and commercial...........................       10,745     14.63         4,757      6.80        3,263      4.84
   Construction..........................................        1,136      1.55           523      0.75          194      0.29
                                                               -------    ------       -------    ------      -------    ------
         Total real estate loans.........................       64,558     87.89        60,002     85.79       57,142     84.72
                                                               -------    ------       -------    ------      -------    ------
Consumer loans:
   Home equity loans and lines of credit.................        5,851      7.97         6,306      9.02        6,848     10.15
   Automobile............................................          810      1.10           967      1.38        1,067      1.58
   Education.............................................            5      0.01           345      0.49           16      0.02
   Secured by deposits...................................          849      1.15           907      1.30          937      1.39
   Other.................................................        1,384      1.88         1,410      2.02        1,441      2.14
                                                               -------    ------       -------    ------      -------    ------
      Total consumer loans...............................        8,899     12.11         9,935     14.21       10,309     15.28
                                                               -------    ------       -------    ------      -------    ------
         Total loans.....................................       73,457    100.00%       69,937    100.00%      67,451    100.00%
                                                                          ======                  ======                 ======
Less:
   Deferred loan origination fees
      and discounts......................................          249                     274                    284
   Allowance for loan losses.............................          419                     452                    429
                                                               -------                 -------                -------
         Total loans, net................................      $72,789                 $69,211                $66,738
                                                               =======                 =======                =======

                  Loan  Maturity.   The  following  table  shows  the  remaining
contractual maturity of the Association's total loans at June 30, 1999. The table does not include the effect of future principal prepayments.

                                                         At June 30, 1999
                                        ------------------------------------------------
                                                    Multi-Family
                                         One- to        and
                                         Four-       Commercial                  Total
                                        Family(1)   Real Estate    Consumer      Loans
                                        ---------   -----------    --------     -------
                                                          (In thousands)
Amounts due in:
   One year or less ...............      $   290      $     6      $   579      $   875
   More than one year to five years        1,362          121        3,320        4,803
   More than five years ...........       56,322        6,457        5,000       67,779
                                         -------      -------      -------      -------
      Total amount due ............      $57,974      $ 6,584      $ 8,899      $73,457
                                         =======      =======      =======      =======

--------------------
(1)      Includes construction loans for the construction of one- to four-family
         residences,   which  generally  convert  to  permanent  financing  upon
         completion of the construction phase.

                  The following table sets forth, at June 30, 1999, the dollar amount of loans contractually due after June 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                     Due After June 30, 2000
                                                ---------------------------------
                                                 Fixed      Adjustable     Total
                                                -------      -------      -------
                                                          (In thousands)
Real estate loans:
   One- to four-family (1) ...............      $46,640      $11,044      $57,684
   Multi-family and commercial real estate        1,002        5,576        6,578
                                                -------      -------      -------
      Total real estate loans ............       47,642       16,620       64,262
   Consumer loans ........................        7,588          732        8,320
                                                -------      -------      -------
         Total loans .....................      $55,230      $17,352      $72,582
                                                =======      =======      =======

-----------------
(1)      Includes construction loans for the construction of one- to four-family
         residences,   which  generally  convert  to  permanent  financing  upon
         completion of the construction phase.


                  Origination and Sale of Loans. The Association's mortgage lending activities are conducted primarily by its loan personnel operating at its banking offices. All loans originated by the Association are underwritten pursuant to the Association's policies and procedures. For fiscal 1999 and 1998, the Association originated $17.2 million and $15.2 million of loans, respectively. The Association originates both adjustable- and fixed-rate loans. The Association's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. All real estate loans originated by the Association are originated for investment.

                  During fiscal years 1999 and 1998, the Association originated $9.6 million and $8.6 million, respectively, of one- to four-family mortgage loans. In addition, during fiscal years 1999 and 1998, the Association originated $3.1 million and $2.1 million, respectively, of construction loans, all of which were for owner financing of single-family properties, which, upon completion of the construction phase, generally will convert to permanent financing. Also, the Association originated $1.2 million and $1.0 million, respectively, of multi-family and commercial real estate loans during fiscal 1999 and 1998.

                  Also, during fiscal 1999 and 1998, respectively, the Association originated $3.3 million and $3.6 million of consumer loans, consisting of $1.4 million and $1.4 million, respectively, of home equity loans and lines of credit, $633,000 and $813,000, respectively, of automobile loans, $446,000 and $457,000, respectively, of education loans, and $855,000 and $913,000, respectively, of other consumer loans.

                  The  following  table  sets  forth  the   Association's   loan
originations and principal repayments and prepayments for the periods indicated:

                                                           For the Fiscal Years
                                                              Ended June 30,
                                                    ---------------------------------
                                                     1999         1998          1997
                                                    -------      -------      -------
                                                             (In thousands)
Loans at beginning of period .................      $71,047      $68,882      $66,604
   Originations:
      Real estate:
         One- to four-family .................        9,623        8,567        7,109
         Multi-family and commercial .........        1,172        1,034          872
         Construction ........................        3,127        2,060        1,362
                                                    -------      -------      -------
            Total real estate loans ..........       13,922       11,661        9,343

      Consumer:
         Home equity loans and lines of credit        1,374        1,374        1,974
         Automobile ..........................          633          813          713
         Education ...........................          446          457          191
         Unsecured lines of credit ...........           20         --           --
         Other ...............................          835          913        1,168
                                                    -------      -------      -------
            Total consumer loans .............        3,308        3,557        4,046
                                                    -------      -------      -------

            Total loans originated ...........       17,230       15,218       13,389

Deduct:
   Principal loan repayments and prepayments .       12,332       12,335       10,593
   Transfers to foreclosed real estate .......          688          718          518
                                                    -------      -------      -------
            Total deductions .................       13,020       13,053       11,111
Net loan activity ............................        4,210        2,165        2,278
                                                    -------      -------      -------
      Loans at end of period (1) .............      $75,257      $71,047      $68,882
                                                    =======      =======      =======

----------------
(1) Loans at end of period include loans in process of $1.8 million, $1.1 million and $1.4 million for fiscal years 1999, 1998 and 1997, respectively.


                  One- to Four-Family Mortgage Lending. One- to four-family mortgage loan originations are generally obtained by the Association's in-house loan representatives, from existing or past customers, and through referrals from members of the Association's local community. At June 30, 1999, the Association's one- to four-family mortgage loans totalled $52.7 million, or 71.7% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 80.9% were fixed-rate mortgage loans and 19.1% were adjustable-rate mortgage ("ARM") loans.

                  The Association currently offers a variety of fixed-rate mortgage loans, including 30-year and 15-year mortgage loans. The Association also currently offers ARM loans with a term of 30 years and an interest rate which adjusts annually from the outset of the loan. The interest rates for the Association's ARM loans adjust in accordance with an index based on United States Treasury Bill rates. The Association originates ARM loans with initially discounted rates, often known as "teaser rates." The Association's ARM loans generally provide for periodic (not more than 2%) caps on the increase or decrease in the interest at any adjustment date. Currently, the Association has a contractual rate ceiling of 5% over the life of the loan.

                  The origination of ARM loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Association's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

                  Most one- to four-family mortgage loans are underwritten according to Fannie Mae and Freddie Mac guidelines. Generally, the Association originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance ("PMI") is obtained. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the yields on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses. The Association requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Association.

                  Multi-family   and  Commercial   Real  Estate   Lending.   The
Association originates  adjustable-rate  multi-family and commercial real estate loans  that  generally  are  secured by  properties  used for a  combination  of residential and retail purposes. Also, the Association participates in commercial real estate loans promoted by a local regional development agency. At June 30, 1999, the Association had $10.7 million of multi-family and commercial real estate loans. At that date, the Association's largest multi-family or commercial real estate loan were eight commercial real estate loans which ranged from $242,000 to $999,000 and were secured by commercial real estate a combination of lease assignments, rents and equipment.

                  A multi-family mortgage loan may be made to an amount up to 70% of the lower of the appraised value or sales price of the underlying property with a term of up to 30 years. The Association's adjustable-rate multi-family loans are offered at interest rates which adjust annually. The Association also generally requires an appraisal on the property conducted by an independent appraiser and title insurance.

                  The Association's underwriting procedures for commercial real estate loans provide that such loans generally may be made in amounts up to 70% of the lower of the appraised value or purchase price of the property unless the property is owned by an individual who lives more than 50 miles from the property. In those cases, a commercial real estate loan may only be made in amounts up to 65% of the lower of the appraised value or purchase price of the property. The Association may request PMI on a case by case basis. These adjustable-rate loans may be made with terms up to 20 years and are generally offered at interest rates which adjust every five years, in accordance with an index based on the prime rate as published in The Wall Street Journal. In making such loans, the Association considers the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service) and the ratio of loan amount to appraised value.

                  Multi-family and commercial real estate loans generally are considered to involve a higher degree of credit risk than financing on improved, owner-occupied real estate. Multi-family and commercial real estate loans generally involve larger principal amounts than one- to four-family residential mortgage loans. In addition, because multi-family and commercial real estate loans often are dependent on successful operation and management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than one- to four-family residential loans.

                  Construction Lending. The Association also offers residential construction loans on properties located in its market area. Such lending has consisted primarily of loans for the construction of presold one- to four-family residences which convert into permanent financing upon the completion of construction. The Association generates residential construction loans primarily through direct contact with the borrower or home builders. Such loans require that an appraisal be conducted by a qualified appraiser and the Association review plans, specifications and cost estimates. The appraiser must also conduct an inspection following completion of the work. The amount of construction advances to be made, together with the sum of previous disbursements, may not exceed the percentage of completion of the construction. The maximum loan-to-value ratio for such loans is 95%. Furthermore, borrowers have six months to complete the home and only pay interest on amounts disbursed during the construction process. The Association requires that it possess the first and only lien on these types of loans. At June 30, 1999, the Association's largest construction loan was a performing loan with an aggregate commitment of $325,000 secured by a single-family residence located in Luzerne County. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development.

                  Consumer Lending. Consumer loans at June 30, 1999 amounted to $8.9 million or 12.1% of the Association's total loans. These loans include home equity loans and lines of credit, automobile loans, education loans and other consumer loans. Such loans are generally originated in the Association's primary market area and if over $10,000 must be secured by real estate, automobiles or a titled vehicle. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans. The maximum limit on consumer loans, excluding home equity loans and home equity lines of credit, is $50,000.

                  At June 30, 1999, home equity loans and lines of credit accounted for $5.9 million, or 8.0% of total loans and 65.7% of consumer loans. The Association generally offers home equity loans with terms of up to 120 months. The Association also offers home equity lines of credit with terms up to 120 months with adjustable rates of interest which adjust on a quarterly basis. The adjustable rate of interest is indexed to the prime rate as reported in The Wall Street Journal on the last day of the month preceding adjustment. Generally, the maximum loan-to-value ratio on both home equity loans and home equity lines of credit is 75%.

                  The Association also offers automobile loans on both new and used cars. Loans are offered with 60 month terms and loan-to-value ratios of 80% on new cars. The Association will also finance high dollar new cars for an extended term greater than 60 months. For used cars, the maximum loan-to-value ratio is the lesser of the retail value shown in the NADA Used Car Guide or the contract price and the terms for such loans are determined based on the age of the vehicle, but are generally limited to 60 months. However, the Association will not make a loan on an automobile over five years old unless such automobile is deemed an investment property. In those cases, an inspection is required and the valuation is determined by the retail value as listed in the Cars of Particular Interest booklet. The Association also offers loans on recreational vehicles with terms up to 15 years for new and 84 months for used vehicles and loan-to-value ratios of 80% for new and used recreational vehicles.

                  Other consumer loans include education loans which are federally guaranteed and originated under regulations of the Pennsylvania Higher Education Assistance Agency, deposit-secured loans, and other personal and unsecured loans. During the last two years, it has become the policy of the Association to sell its education loans once the borrower has left school to Sallie Mae with servicing released.

                  Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

                  Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Association. Such policies provide that all mortgage loans will be reviewed and either approved or rejected by the Executive Committee of the Board of Directors or the full Board of Directors, except those loans made under consumer lending guidelines. Additionally, the Board of Directors has authorized the following persons to approve loans up to the amounts indicated: branch managers may approve loans up to $15,000; the Vice President, Lending may approve loans up to $75,000; the Senior Vice President, Commercial Lending may approve loans up to $100,000; loans up to $150,000 may be approved by the Association's President and Chief Executive Officer or the Chief Operating Officer and loans over $150,000 require the approval of the Board of Directors. All approved loans are ratified by the Board of Directors.

Delinquent Loans, Classified Assets and Foreclosed Real Estate

                  Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management and the Board of Directors on a monthly basis. The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower has been habitually delinquent. When a borrower fails to make a required payment on a loan, the Association takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Association generally sends the borrower a written notice of non-payment after the loan is first past due. The Association's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Association will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan is not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Association to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Association will commence foreclosure proceedings against any real or personal property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Association, becomes foreclosed real estate.

                  Applicable regulations and the Association's Asset Classification Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

                  When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

                  A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary. In addition, the OTS or other banking agencies may require the Association to recognize additions to the allowance, based on their judgments about information available to them at the time of their examination.

                  The Board of Directors and management review the results of the reports on a monthly basis. The Association classifies assets in accordance with the management guidelines described above. At June 30, 1999, the Association had $1.3 million of assets designated as Substandard which consisted of 18 one-to four-family loans totaling $1.1 million and 16 consumer loans totaling approximately $151,000. At that same date the Association had no assets classified as Loss, Special Mention or Doubtful. The following table sets forth the delinquencies in the Association's loan portfolio as of the dates indicated.

                                                 At June 30, 1999                            At June 30, 1998
                                   --------------------------------------------    ------------------------------------------
                                         60-89 Days           90 Days or More           60-89 Days          90 Days or More
                                   --------------------     -------------------    -------------------    -------------------
                                   Number     Principal     Number    Principal    Number    Principal    Number    Principal
                                     of        Balance       of        Balance      of        Balance      of        Balance
                                   Loans      of Loans      Loans     of Loans     Loans     of Loans     Loans     of Loans
                                   ------     --------      ------    --------     ------    ---------    ------    --------
                                                                     (Dollars in thousands)
Real estate loans:
   One- to four-family ........         3      $  133           18     $1,140           3     $  112          21     $1,443
   Multi-family and
      commercial ..............      --          --           --         --          --         --             6        247
Consumer loans:
   Home equity loans and
      lines of credit .........         3           9           13        143        --         --            11        200
   Automobile .................         3          21            1          8           2          9        --         --
   Other ......................      --          --              2       --             4          7           4          6
                                   ------      ------       ------     ------      ------     ------      ------     ------
      Total ...................         9      $  163           34     $1,291           9     $  128          42     $1,896
                                   ======      ======       ======     ======      ======     ======      ======     ======

Delinquent loans to total loans      --          0.22%        --         1.77%       --         0.18%       --         2.74%
                                                 At June 30, 1997
                                   --------------------------------------------
                                         60-89 Days           90 Days or More
                                   --------------------     -------------------
                                   Number     Principal     Number    Principal
                                     of        Balance       of        Balance
                                   Loans      of Loans      Loans     of Loans
                                   ------     --------      ------    --------
Real estate loans:
   One- to four-family ........         9      $  717           19     $1,188
   Multi-family and
      commercial ..............      --          --              5        174
Consumer loans:
   Home equity loans and
      lines of credit .........         1          40           10        200
   Automobile .................         1           1            2         13
   Other ......................         1        --              2         11
                                   ------      ------       ------     ------
      Total ...................        12      $  758           38     $1,586
                                   ======      ======       ======     ======

Delinquent loans to total loans                  1.14%                   2.38%

                  Nonperforming Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans, foreclosed real estate
(including a $66,000 loan which was a troubled debt restructuring effect in 1998). At June 30, 1999, nonaccrual loans totalled $1.3 million and consisted of 34 loans. At such date, foreclosed real estate totalled $53,000 and consisted of three one- to four-family properties. It is the policy of the Association to cease accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest. For the year ended June 30, 1999, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual term was approximately $79,000. At June 30, 1999, the Association had a $188,000 recorded investment in impaired loans, which had specific allowances of $15,000. At June 30, 1998, there were $291,000 of impaired loans with specific loan loss allowances of $35,000.

                                                          At June 30,
                                               --------------------------------
                                                1999         1998         1997
                                               ------       ------       ------
                                                    (Dollars in thousands)
Nonaccrual loans:
   One- to four-family real estate ......      $1,140       $1,477       $1,188
   Consumer .............................         151          206          224
   Multi-family and commercial ..........        --            181          174
                                               ------       ------       ------
      Total(1) ..........................       1,291        1,864        1,586
Foreclosed real estate(2) ...............          53          221          531
                                               ------       ------       ------
      Total nonperforming assets(3) .....      $1,344       $2,085       $2,117
                                               ======       ======       ======

Total nonperforming loans as a
   percentage of total loans ............        1.77%        2.74%        2.38%
Total nonperforming assets as a
   percentage of total assets ...........        1.12%        1.86%        1.97%

---------------
(1)      Total nonaccrual loans equals total nonperforming loans.

(2)      Foreclosed   real  estate  balances  are  shown  net  of  related  loss allowances.

(3) Nonperforming assets consist of nonperforming loans (and impaired loans) and foreclosed real estate.


                  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the
Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. At June 30, 1999 the allowance for loan losses was $419,000 compared to $452,000 at June 30, 1998. The decrease in the allowance from June 30, 1998 to June 30, 1999 was the result of charge-offs against the allowance and a $600,000 reduction in nonaccrual loans from $1.9 million at June 30, 1998 to $1.3 million at June 30, 1999. As of June 30, 1999, the Association's allowance for loan losses was 0.57% of total loans and 32.46% of nonperforming loans compared to 0.65% of total loans and 24.25% of nonperforming loans as of June 30, 1998. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Association's allowance for loan losses at June 30, 1999 is sufficient to cover losses inherent in its loan portfolio, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

                  The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.

                                                        At or For the Fiscal Years Ended June 30,
                                                        -----------------------------------------
                                                             1999         1998         1997
                                                             -----        -----        -----
                                                                 (Dollars in thousands)
Allowance for loan losses, beginning of year ..........      $ 452        $ 429        $ 447
Charged-off loans:
   One- to four-family real estate ....................         98          165           20
   Multi-family and commercial real estate ............       --              6         --
   Consumer ...........................................         12            7           41
                                                             -----        -----        -----
      Total charged-off loans .........................        110          178           61
                                                             -----        -----        -----
Recoveries on loans previously charged off:
   One- to four-family real estate ....................       --             22         --
   Consumer ...........................................         15            3            9
                                                             -----        -----        -----
      Total recoveries ................................         15           25            9
                                                             -----        -----        -----
Net loans charged-off .................................        (95)        (153)         (52)
Provision for loan losses .............................         62          176           34
                                                             -----        -----        -----
Allowance for loan losses, end of period ..............      $ 419        $ 452        $ 429
                                                             =====        =====        =====
Net loans charged-off to average interest-earning loans       0.14%        0.22%        0.08%
Allowance for loan losses to total loans ..............       0.57%        0.65%        0.64%
Allowance for loan losses to nonperforming loans ......      32.46%       24.25%       27.05%
Net loans charged-off to allowance for loan losses ....     (22.67)%     (33.85)%     (12.12)%
Recoveries to charge-offs .............................      13.64%       14.04%       14.75%

                  The following table sets forth the Association's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and to total loans.

                                                                            At June 30,
                                    ------------------------------------------------------------------------------------------------
                                              1999                             1998                                1997
                                    ---------------------------    -------------------------------   -------------------------------
                                           Percent of  Percent              Percent of    Percent            Percent of    Percent
                                           Allowance   of Loans             Allowance    of Loans            Allowance    of Loans
                                            in each    in Each               in each      in Each             in each      in Each
                                            Category   Category              Category    Category             Category    Category
                                            to Total   to Total              to Total    to Total             to Total    to Total
                                   Amount  Allowance    Loans      Amount   Allowance      Loans     Amount  Allowance      Loans
                                   ------  ---------    -----      ------   ---------      -----     ------  ---------      -----
                                                                        (Dollars in thousands)
Real estate(1)...................  $256     61.10%     75.71%      $273       60.40%      80.08%     $278      64.80%      80.95%
Consumer.........................   112     26.73      12.16        135       29.87       14.25       120      27.97       15.35
Multi-family and commercial......    45     10.74      12.13         39        8.63        5.67        27       6.30        3.70
Unallocated......................     6      1.43      --             5        1.10       --            4       0.93       --
                                   ----    ------     ------       ----      ------      ------      ----     ------      ------
   Total allowance for loan
       losses....................  $419    100.00%    100.00%      $452      100.00%     100.00%     $429     100.00%     100.00%
                                   ====    ======     ======       ====      ======      ======      ====     ======      ======

--------------
(1) Includes one- to four-family real estate loans and construction loans.

                  Foreclosed Real Estate. At June 30, 1999, the Association had $53,000 of foreclosed real estate consisting of three one- to four-family properties. When the Association acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lesser of carrying value of the loan or fair value of the property at the date of acquisition less costs to sell. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to have obtained an appraisal or broker's price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Association's policy to require appraisals on a periodic basis on foreclosed properties and conducts inspections on foreclosed properties.

Investment Activities

                  Pennsylvania-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and certificates of deposit of insured banks and savings institutions. Subject to various restrictions, state-chartered savings institutions may also invest their assets in investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a state-chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

                  The investment policy of the Association, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Association's lending activities. The Association primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations. Generally, the Association's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Association has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, and U.S. Government sponsored agency issued mortgage-backed securities.

                  As required by Statement of Financial Accounting Standards No. 115, the Company has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Company generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. The Company does not currently maintain a portfolio of securities categorized as held for trading. At June 30, 1999, the available-for-sale securities portfolio totalled $27.4 million, or 22.9% of assets and the held-to-maturity portfolio totalled $1.5 million, or 1.2% of assets. The shift in the composition of the Company's securities portfolio from held-to-maturity to available-for-sale was done in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Included in the Company's available-for-sale securities portfolio is an equity-based mutual fund with a carrying value of $2.0 million.

                  At June 30, 1999, the Company had invested $3.8 million in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, or 3.2% of total assets, all of which were classified as available-for-sale. In addition, $12.5 million, or 10.5% of the Company's securities, were debt obligations issued by federal agencies which generally have stated maturities from 3 to 15 years but which also have call features. Such callable securities allow the issuer, after a certain time period, to repay the security prior to its stated maturity. Based on interest rate ranges anticipated by the Company, the Company estimates that the substantial majority of such securities will be called prior to their stated maturities. The Company is subject to additional interest rate risk and reinvestment risk compared to its evaluation of that risk if changes in interest rates exceed ranges anticipated by the Company in estimating the anticipated life of such callable investment securities. Investments in mortgage-related securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Of the Company's investment in mortgage-related securities at June 30, 1999, all were available-for-sale.

                  The following table sets forth certain information regarding the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                                          At June 30,
                                                            ------------------------------------------------------------------------
                                                                     1999                     1998                     1997
                                                            --------------------     ---------------------     ---------------------
                                                            Amortized      Fair      Amortized       Fair      Amortized      Fair
                                                              Cost        Value        Cost         Value         Cost        Value
                                                            -------      -------      -------      -------      -------      -------
                                                                                              (In thousands)
Investment securities:
   Debt securities held to maturity(1):
      Obligations of U.S. government agencies ........      $  --        $  --        $ 2,801      $ 2,810      $ 7,425      $ 7,395
      Other securities ...............................        1,492        1,492          244          242          116          114
                                                            -------      -------      -------      -------      -------      -------

            Total ....................................      $ 1,492      $ 1,492      $ 3,045      $ 3,052      $ 7,541      $ 7,509
                                                            =======      =======      =======      =======      =======      =======

   Debt securities available for sale:
      Obligations of U.S. Treasury and U.S.
         government agencies .........................      $12,793      $12,527      $ 3,548      $ 3,548      $  --        $  --
      Other securities(2) ............................       11,205       10,512        2,561        2,406        2,188        2,010
                                                            -------      -------      -------      -------      -------      -------

            Total ....................................      $23,998      $23,039      $ 6,109      $ 5,954      $ 2,188      $ 2,010
                                                            =======      =======      =======      =======      =======      =======

   Equity securities available for sale:
      FHLB stock .....................................      $   595      $   595      $   594      $   594      $   566      $   566
                                                            -------      -------      -------      -------      -------      -------

            Total investment securities ..............      $26,085      $25,126      $ 9,748      $ 9,600      $10,295      $10,085
                                                            =======      =======      =======      =======      =======      =======

Mortgage-related securities:
   Mortgage-related securities held to maturity ......      $  --        $  --        $ 2,122      $ 2,138      $ 3,869      $ 3,876
   Collateralized mortgage obligations ...............         --           --            159          159          837          831
                                                            -------      -------      -------      -------      -------      -------
            Total mortgage-related securities
               held to maturity ......................      $  --        $  --        $ 2,281      $ 2,297      $ 4,706      $ 4,707
                                                            =======      =======      =======      =======      =======      =======

   Mortgage-related securities available for sale ....      $ 3,830      $ 3,791      $ 1,318      $ 1,353      $ 1,660      $ 1,672
                                                            -------      -------      -------      -------      -------      -------
            Total mortgage-related securities ........        3,830        3,791        3,599        3,650        6,366        6,379
                                                            -------      -------      -------      -------      -------      -------
            Total securities .........................      $29,915      $28,917      $13,347      $13,250      $16,661      $16,464
                                                            =======      =======      =======      =======      =======      =======

--------------
(1) The Company had $15.5 million and $12.6 million of certificates of deposit at June 30, 1998 and June 30, 1997, respectively, classified as debt securities held-to-maturity. However, these investments, which at June 30, 1999 totaled $12.3 million, have been reclassified as interest-bearing deposits with banks.

(2)      Includes tax-free municipal bonds.

                  The following table sets forth the Company's securities activities for the periods indicated.

                                                                           For the Fiscal Years
                                                                               Ended June 30,
                                                                  --------------------------------------
                                                                    1999           1998           1997
                                                                  --------       --------       --------
                                                                              (In thousands)
Mortgage-related securities:
   Mortgage-related securities, beginning of period(1) .....      $  3,634       $  6,378       $  7,811
                                                                  ========       ========       ========
   Purchases,
      Mortgage-related securities - available-for-sale .....      $  2,290       $    650       $  1,850
   Maturities and calls,
      Mortgage-related securities - held-to-maturity .......        (1,450)        (2,300)        (1,941)
   Repayments and prepayments,
      Mortgage-related securities ..........................          (609)        (1,125)        (1,350)
   Increase in net premium .................................          --                8              4
   Increase in unrealized gain/(loss) ......................           (74)            23              4
                                                                  --------       --------       --------
      Net increase (decrease) in mortgage-related securities           157         (2,744)        (1,433)
                                                                  --------       --------       --------
   Mortgage-related securities, end of period ..............      $  3,791       $  3,634       $  6,378
                                                                  ========       ========       ========

Investment securities:
   Investment securities, beginning of period(2) ...........      $  9,593       $ 10,117       $ 11,088
                                                                  ========       ========       ========
   Purchases,
      Investment securities - held-to-maturity .............      $  1,500       $  2,459       $  4,476
      Investment securities - available-for-sale ...........        26,015          3,949             25
   Sales,
      Investment securities - available-for-sale ...........          --             --           (1,021)
   Repayments and prepayments ..............................          (438)           (22)          (833)
   Maturities and calls:
      Investment securities - held-to-maturity .............        (2,800)        (6,926)        (3,622)
      Investment securities - available-for-sale ...........        (7,900)          --             --
   Increase (decrease) in net premium ......................             2             (7)           (14)
   Increase in unrealized gain/(loss) ......................          (846)            23             18
                                                                  --------       --------       --------
      Net increase (decrease) in investment securities .....        15,533           (524)          (971)
                                                                  --------       --------       --------
   Investment securities, end of period ....................      $ 25,126       $  9,593       $ 10,117
                                                                  ========       ========       ========

------------
(1)      Includes mortgage-related securities available-for-sale.

(2) Includes investment securities available-for-sale. Also reflects the reclassification of $12.3 million, $12.6 million and $11.5 million of certificates of deposit as interest-bearing deposits with banks for the years ended 1999, 1998 and 1997, respectively.

                  The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities and mortgage-related securities as of June 30, 1999.

                                                                      At June 30, 1999
                                              --------------------------------------------------------------
                                                                      More than One Year   More than 5 Years
                                               One Year or Less         to Five Years         to 10 Years
                                              -------------------    ------------------   ------------------
                                                         Weighted              Weighted             Weighted
                                              Carrying   Average     Carrying   Average   Carrying  Average
                                               Value      Yield       Value      Yield      Value    Yield
                                              --------   --------    --------  --------   --------  --------
                                                                   (Dollars in thousands)
Held-to-maturity securities:
   Corporate obligations...................    $1,492     5.15%       $   --       --%     $   --       --%
                                               ------                 ------               ------
      Total securities at
         amortized cost....................     1,492     5.15            --       --          --       --
                                               ------                 ------               ------
Available-for-sale securities:
   Investment securities:
      Municipal securities (1).............        --       --            --       --         612     4.33
      Obligations of the U.S.
         government  agencies..............        --       --         2,998     5.77       5,497     5.82
   Equity securities ......................       595     6.50            --       --          --       --
   Other...................................     2,188       --            --       --          53     6.20
   Mortgage-related securities.............       214     6.46            --       --       1,502     6.42
                                               ------                 ------               ------
      Total securities at fair value.......    $2,997     6.43%       $2,998     5.77%     $7,664     5.82%
                                               ======                 ======               ======
                                                       At June 30, 1999
                                              ---------------------------------------

                                              More than 10 Years         Total
                                              ------------------  -------------------
                                                        Weighted             Weighted
                                              Carrying  Average    Carrying   Average
                                               Value     Yield      Value      Yield
                                              --------  --------  ---------  --------
                                                       (Dollars in thousands)
Held-to-maturity securities:
   Corporate obligations...................    $    --     --%    $ 1,492       5.15%
                                               -------            -------
      Total securities at
         amortized cost....................         --     --       1,492       5.15
                                               -------            -------
Available-for-sale securities:
   Investment securities:
      Municipal securities (1).............      8,352   4.48       8,964       4.47
      Obligations of the U.S.
         government  agencies..............      4,298   6.99      12,793       6.20
   Equity securities ......................         --     --         595       6.50
   Other...................................         --     --       2,241       6.20
   Mortgage-related securities.............      2,114   7.02       3,830       6.75
                                               -------            -------
      Total securities at fair value.......    $14,764   5.58%    $28,423       5.24%
                                               =======            =======

--------------
(1) Weighted average yield data for municipal securities is not presented on a tax equivalent basis. The average balance of tax-exempt investments was $1.8 million in fiscal 1999 and $894,000 in fiscal 1998. The Company had no tax-exempt investments in 1997.

Sources of Funds

                  General. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

                  Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of checking, money market, savings, NOW, club accounts, certificate accounts and Individual Retirement Accounts. More than 57% of the funds deposited in the Association are in certificate of deposit accounts. At June 30, 1999, core deposits (savings, NOW and money market accounts) represented 42.6% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits have remained relatively static in recent years. Deposits decreased $6.8 million, or 6.6%, from $102.6 million at June 30, 1998 to $95.8 million at June 30, 1999.

                  The Association's deposits are obtained predominantly from the areas in which its branch offices are located. The Association has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. The Association has not actively solicited certificate accounts in excess of $100,000 or used brokers to obtain deposits in recent years. However, the Association has used brokers to obtain deposits in the past and if circumstances warranted, would in the future seek deposits through those methods. At June 30, 1999, 63.0% of the Association's certificate of deposit accounts were to mature within one year. Further increases in short-term certificate of deposit accounts, which tend to be more sensitive to movements in market interest rates than core deposits, may result in the Association's deposit base being less stable than if it had a large amount of core deposits which, in turn, may result in further increases in the Association's cost of deposits.

                  The following table presents the deposit activity of the Association for the periods indicated:

                                                  For the Fiscal Years Ended June 30,
                                                  -----------------------------------
                                                   1999           1998         1997
                                                  -------       -------      -------
                                                            (In thousands)
Increase (decrease) before interest credited      $(9,782)      $   977      $(4,077)
Interest credited ..........................        2,994         3,162        3,194
                                                  -------       -------      -------
Net increase (decrease) ....................      $(6,788)      $ 4,139      $  (883)
                                                  =======       =======      =======

                  At June 30, 1999, the Association had $11.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

          Maturity Period                            Amount
          ---------------                        --------------
                                                 (In thousands)
Three months or less.........................      $     976
Over 3 through 6 months......................          1,879
Over 6 through 12 months.....................          4,298
Over 12 months...............................          4,558
                                                   ---------
      Total..................................        $11,711
                                                     =======

                  The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented and such information at June 30, 1999.

                                                               For the Fiscal Years Ended June 30,
                                    ----------------------------------------------------------------------------------------
                                                1999                          1998                           1997
                                    ----------------------------   ---------------------------  ----------------------------
                                               Percent                       Percent                        Percent
                                               of Total  Average             of Total  Average             of Total  Average
                                    Average    Average    Rate     Average   Average    Rate    Average    Average    Rate
                                    Balance    Deposits   Paid     Balance   Deposits   Paid    Balance    Deposits   Paid
                                    -------    --------   ----     -------   --------   ----    -------    --------   ----
                                                                     (Dollars in thousands)
Passbook and statement savings ..   $ 28,099     28.41%   2.85%    $ 28,788    28.68%   2.76%   $ 30,996     31.60%   2.67%
Money market ....................      1,978      2.00    2.68        2,151     2.14    2.46       2,374      2.42    2.53
NOW .............................     11,158     11.28    1.50       10,081    10.04    1.51       9,065      9.24    1.49
Certificates of deposit .........     57,679     58.31    5.33       59,342    59.14    5.49      55,653     56.74    5.40
                                    --------    ------             --------   ------            --------    ------
      Total average deposits ....   $ 98,914    100.00%   4.14%    $100,362   100.00%   4.24%   $ 98,088    100.00%   4.11%
                                    ========    ======             ========   ======            ========    ======

                  The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at June 30, 1999.

                                                  Period to Maturity from June 30, 1999
                                      -----------------------------------------------------------
                                      Less than     One to      Two to         Over
                                      One Year    Two Years   Three Years   Three Years    Total
                                      -------      -------      -------      -------      -------
                                                         (Dollars in thousands)
Certificate accounts:
   2.60 to 4.00% ...............      $   103      $  --        $  --        $  --        $   103
   4.01 to 5.00% ...............       22,696        2,672          343          358       26,069
   5.01 to 6.00% ...............        7,256        5,205        2,582        2,172       17,215
   6.01 to 7.00% ...............        4,610        1,745        1,148        3,561       11,064
   7.01 to 8.00% ...............         --           --           --            584          584
                                      -------      -------      -------      -------      -------
      Total certificate accounts      $34,665      $ 9,622      $ 4,073      $ 6,675      $55,035
                                      =======      =======      =======      =======      =======

Subsidiary Activities

                  As of June 30, 1999, the Company maintained the Association as a wholly owned subsidiary. The Association has no subsidiaries.

Personnel

                  As of June 30, 1999, the Association had 40 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

General

                  As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking (the "Pennsylvania Department") as its chartering agency, the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the Commissioner of the Pennsylvania Department, the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Pennsylvania Department, the OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Pennsylvania Department, the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

Holding Company Regulation

                  The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender. See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

                  A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

                  The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

                  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

                  The Secretary of Banking for the Pennsylvania Department (the "Secretary") may require any savings and loan holding company to furnish such reports as the Secretary deems appropriate to the proper supervision of such companies. Unless the Secretary deems otherwise, reports prepared by Federal authorities are satisfactory to meet such requirement. The Secretary may make examinations of the Company, the cost of which shall be assessed against and paid by the Company. Additionally, the Secretary shall have the authority to issue rules, regulations and orders as may be necessary and the authority to order a savings and loan holding company to cease and desist from engaging in an activity which constitutes a services risk to the financial safety, soundness or stability of the savings association.

Federal Savings Institution Regulation

                  Business Activities. The activities of Pennsylvania-chartered, FDIC-insured savings institutions are governed by the Pennsylvania Savings Association Code of 1967, as amended, and federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which savings associations may engage.

                  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

                  The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

                  The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1999, the Association met each of its capital requirements.

                  The  following  table  presents  the   Association's   capital
position at June 30, 1999.

                                                                                    Capital
                                                            Excess           ----------------------
                         Actual          Required        (Deficiency)        Actual        Required
                         Capital          Capital           Amount           Percent       Percent
                         -------          -------           ------           -------       -------
                                                     (Dollars in thousands)
Core (Leverage)          $15,898          $ 4,761          $11,137            13.4%          4.0%
Risk-based ....          $16,317          $ 4,863          $11,454            26.8%          8.0%

                  Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

                  Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

                  In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

                  The Association's  assessment rate for fiscal 1999 ranged from
15.3 to 15.7 basis points and no premium was paid for this period. Payments toward the FICO bonds amounted to $31,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

                  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

                  Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Association is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

                  Activities and Investments. The FDI Act imposes certain restrictions on the activities and investments of state savings associations such as the Association. No state savings association may engage as principal in any activity that is not permissible for federally chartered savings associations unless the association is in compliance with federal regulatory capital requirements and the FDIC has determined that the activity does not pose a significant risk to the deposit insurance fund. A state savings association may engage in an activity that is permissible for a federal savings association, but in a greater amount, only if the institution is in capital compliance and the FDIC had not determined that engaging in that amount of activity does not pose a risk to the affected deposit insurance fund. Also, a state savings association may not acquire directly an equity investment of a type or in an amount that is not permissible for a federal association. However, a state savings association may acquire shares of service corporations so long as the institution is in capital compliance and the FDIC determines that no significant risk to the deposit insurance fund is posed by the amount that the institution seeks to acquire or the activities of the savings association.

                  Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 1999, the Association's limit on loans to one borrower was $2.3 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $448,000.

                  QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

                  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1999, the Association maintained 81.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

                  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At June 30, 1999, the Association was a Tier 1 Association. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

                  Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity ratio for June 30, 1999 was 29.4%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

                  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended June 30, 1999 totaled $37,000.

                  Transactions with Related Parties. The Association's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

                  The  Association's  authority  to extend  credit to  executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

                  Enforcement.  The OTS has primary  enforcement  responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

                  Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System

                  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.

Pennsylvania Law

                  Interstate Acquisitions and Branches. In 1986, Pennsylvania Act No. 260 (the "Pennsylvania Act") became law. The Pennsylvania Act: (1) permits federal or state savings and loan associations, federal savings banks, and bank or savings and loan holding companies (collectively, "Thrift Entities") that are "located" (as defined below) in a state that offers reciprocal rights to similar Thrift Entities located in Pennsylvania, to acquire 5% or more of a Pennsylvania Thrift Entity's voting stock, merge or consolidate with a Pennsylvania Thrift Entity or purchase the assets and assume the liabilities of the Pennsylvania Thrift Entity and (2) permits a federal or state savings and loan association or federal savings bank to establish and maintain branches in Pennsylvania, provided that the state where such foreign Thrift Entity is located offers reciprocal rights to similar entities located in Pennsylvania and provided that each state where any bank holding company or savings and loan holding company owning or controlling 5% or more of the foreign Thrift Entity's shares is also located in a state that offers reciprocal rights. The legislation also provides for nationwide branching by Pennsylvania chartered savings banks and savings and loan associations, subject to the Pennsylvania Department's approval and certain other conditions.

                  Under the Pennsylvania Act, a depository is "located" where its deposits are largest and a holding company is generally "located" where the aggregate deposits of its subsidiaries are largest. Whether a foreign state's laws are "reciprocal" is determined by the Pennsylvania Department, which may impose limitations and conditions on the branching and acquisition activities of a Thrift Entity located in a foreign state in order to make the laws of such state reciprocal to Pennsylvania law with respect to the type of transaction at issue. In determining whether to approve an interstate thrift acquisition, the Pennsylvania Department is directed to consider the effects the proposed acquisition would have on the availability in Pennsylvania of basic banking and transaction account services. If the Pennsylvania Department determines that the overall performance of any Pennsylvania Thrift Entity involved in the transaction has not been materially deficient in providing suitable credit and financial services to its communities, it may approve the application without imposing any terms or conditions. Otherwise, the Pennsylvania Department may impose such terms and conditions as it deems appropriate to improve such overall performance over a stated period of time. Additionally, the Pennsylvania Department may impose requirements, both before and after approval of an acquisition, to assure the availability to the public of those basic transaction account services deemed necessary by the Pennsylvania Department.

                  Pennsylvania Savings Association Code. The Association is incorporated under the Savings Association Code which contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Association and its affairs. The Savings Association Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department so that the supervision and regulation of Pennsylvania chartered association may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. The Pennsylvania Department exercises its power through the Savings Association Bureau.

                  One of the purposes of the Savings Association Code is to provide associations with the opportunity to be competitive with each other and with other financial institutions existing under other state, federal and foreign laws. To this end, the Savings Association Code provides Pennsylvania chartered savings associations with all of the powers enjoyed by federal savings associations, subject to regulation by the Pennsylvania Department.

                  A Pennsylvania savings association may locate or change the location of its principal place of business, and may establish an office anywhere in the Commonwealth or in certain states within the Pennsylvania region, with the prior approval of the Pennsylvania Department.

                  The Pennsylvania Department shall examine each savings association at least once each year. The Savings Association Code permits the Pennsylvania Department to accept the examinations and reports of the Federal Savings and Loan Insurance Corporation (now the OTS) in lieu of their own examination. The Pennsylvania Department may order any association to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of an association engaged in an objectionable activity, after the Pennsylvania Department has ordered the activity to be terminated, to show cause at a hearing before the Savings Association Bureau of the Pennsylvania Department why such person should not be removed.

                           FEDERAL AND STATE TAXATION

Federal Taxation

                  General. The Company and the Association will report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS in the past five years.

                  Bad Debt Reserve. For taxable years beginning after December 31, 1995, the Association is entitled to take a bad debt deduction for federal income tax purposes which is based on its current or historic net charge-offs. For tax years beginning prior to December 31, 1995, the Association as a qualifying thrift had been permitted to establish a reserve for bad debts and to make annual additions to such reserve, which were deductible for federal income tax purposes. Under such prior tax law, generally the Association recognized a bad debt deduction equal to 8% of taxable income.

                  Under the 1996 Tax Act, the Association is required to recapture all or a portion of its additions to its bad debt reserve made subsequent to the base year (which is the Association's last taxable year beginning before January 1, 1988). This recapture is required to be made, after a deferral period based on certain specified criteria, ratably over a six-year period commencing in the Association's calendar 1998 tax year. The Association, in fiscal 1997, recorded a deferred tax liability for this bad debt recapture. As a result, the recapture is not anticipated to effect the Association's future net income or federal income tax expense for financial reporting purposes.


                  Potential Recapture of Base Year Bad Debt Revenue. The Association's bad debt reserve as of the base year is not subject to automatic recapture as long as the Association continues to carry on the business of banking. If the Association no longer qualifies as a bank, the balance of the pre-1988 reserves (the base year reserves) are restored to income over a six-year period beginning in the tax year the Association no longer qualifies as a bank. Such base year bad debt reserve is subject to recapture to the extent that the Association makes "non-dividend distributions" that are considered as made from the base year bad debt. To the extent that such reserves exceed the amount that would have been allowed under the experience method ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the
Conversion, the Association makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" and "Dividend Policy" for limits on the payment of dividends of the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

                  Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Association over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid. The Association does not expect to be subject to the AMT.

                  Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

State and Local Taxation

                  The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for 1999 is 9.99% and is imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

                  The Association is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, the Company's tax rate is 11.5%. The MTIT exempts the Company from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with GAAP with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Company. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. The Association has not been audited by the Commonwealth of Pennsylvania in the last five years.

                  Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The following table sets forth certain information regarding the executive officers of the Company and the Association who are not directors. Executive officers of the Company and the Association are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

                                                                                                Executive
                                  Age at                                                          Officer
    Name                         6/30/99       Position                                            Since
    ----                         -------       --------                                            -----
David P. Marchetti, Sr. .........    46        Vice President-Chief Operating Officer of the       1991
                                               Association and Chief Financial Officer and
                                               Treasurer of the Company

Jan M. Pasdon....................   47         Senior Vice President of the Association            1999

Joseph P. Correale...............   47         Vice President - Lending of the Association         1992

ITEM 2.           DESCRIPTION OF PROPERTY.

                  The Association conducts its business through four full-service banking offices located in Luzerne and Carbon Counties, Pennsylvania. The following table sets forth certain information regarding the Association's offices as of June 30, 1999.

                                                                                              Net Book Value
                                                               Original                        of Property         Total
                                                                 Year          Date of         or Leasehold     Deposits at
                                                  Leased      Leased or         Lease          Improvements       June 30,
Location                                         or Owned      Acquired      Expiration      at June 30, 1999       1999
--------                                         --------      --------      ----------      ----------------       ----
                                                                       (Dollars in thousands)
Administrative/Home Office:
31 W. Broad Street.........................       Owned          1968            --               $102             $59,158
Hazleton, Pennsylvania 18201

25 W. Broad Street (1).....................       Owned          1987            --                262                  --
Hazleton, Pennsylvania  18201

Branch Offices:
Weatherly Office...........................       Owned          1975            --                 32              10,211
140 Carbon Street
Weatherly, Pennsylvania  18252

Laurel Mall Office.........................      Building        1980          June 1,             308              19,387
345 Laurel Mall                                owned, land                      2000
Hazleton, Pennsylvania  18201                     leased

Drums Office...............................       Owned          1994            --                394               7,059
P.O. Box 4040
Drums, Pennsylvania  18222

-------------------
(1) This building, which houses the home office's loan department, is adjacent and connected to the property at 31 W. Broad Street.

ITEM 3.           LEGAL PROCEEDINGS.

                  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  Security of Pennsylvania Financial Corp.'s Common Stock is listed on the American Stock Exchange under the symbol "SPN." The stock began trading on December 30, 1998. As of June 30, 1999, Security of Pennsylvania Financial Corp. had approximately 498 holders of record. As of June 30, 1999, the Company had not paid any dividends on its common stock. For information relating to restrictions on the Company's declaration of dividends, see "Item 1.--Description of Business--Regulation and Supervision." The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange.

                                  Year Ended June 30, 1999
                      -------------------------------------------------
                        4th           3rd          2nd            1st
                      Quarter       Quarter      Quarter        Quarter
                      -------       -------      --------       -------
High..............    $10.625       $10.125      $10.5625        N/A
Low...............    $  9.25       $ 9.125      $10.25          N/A

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

                  The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits. Results of operations are also affected by the Company's provision for loan losses, security sales activities, service charges and other fee income, and noninterest expense. The Company's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, data processing, professional fees, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Management Strategy

                  The Company's operating strategy has been that of a community-based banking institution, offering a wide variety of savings products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, multi-family and commercial real estate and construction lending. In order to promote long-term financial strength and profitability, the Company's operating strategy has focused on: (i) maintaining strong asset quality by originating primarily one- to four-family mortgage loans and home equity loans and lines of credit secured by residential real estate located in its market area; (ii) managing its interest rate risk within the context of its significant fixed-rate one- to four-family mortgage lending activity; (iii) providing products and delivery systems directed at the needs and expectations of its customer base, including through taking advantage of technological advances when appropriate; and (iv) maintaining a strong regulatory capital position.

Management of Interest Rate Risk and Market Risk Analysis

                  Qualitative Analysis

                  The Company's interest rate risk management has involved the evaluation of the interest rate risk included in certain balance sheet accounts, the determination of the level of interest rate risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and management of its interest rate risk pursuant to strategies approved by the Board of Directors to achieve a level of interest rate risk consistent with guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors has established an Investment/Asset Liability Committee ("ALCO"), which is responsible for reviewing asset/liability policies and the interest rate risk position. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

                  The Company has utilized the following strategies to manage interest rate risk: (i) originating shorter-term (20 years or less) fixed-rate mortgage loans, in addition to 30-year fixed-rate loans; (ii) originating consumer loans which have a generally shorter term and may have a variable interest rate; (iii) promoting longer-term deposits, particularly three-year certificates of deposit; and (iv) investing in shorter-term investment and mortgage-related securities.

                  Management believes that limiting its exposure to interest rate risk fluctuations enhances long-term profitability. However, the Company's strategies also can adversely impact net interest income due to lower yields on shorter-term investments in comparison to longer-term fixed-rate investments and whole loans. To promote a higher yield on its investment securities while at the same time addressing the Company's interest rate risk management policies, the Company has invested a significant portion of its portfolio of investment securities in longer-term (more than five years) federal agency obligations which have call features. Given the rates of such securities in comparison to current market interest rates, the Company anticipates the substantial majority of such securities will be called prior to their contractual maturity. However, if changes in interest rates exceed ranges anticipated by the Company in estimating the anticipated life of such callable securities, the Company would be subject to increased interest rate or reinvestment risk, depending on the direction of the change in market interest rates.

                  Quantitative Analysis

                  Net Portfolio Value. The Company's interest rate sensitivity is primarily monitored by management through the use of a model which generates estimates of the change in the Company's NPV over a range of interest rate scenarios. Such model is prepared by a third party for the Company. The OTS also prepares and sends to the Company a NPV model based upon the Company's quarterly financial reports to the OTS and assumptions utilized by the OTS. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The  Company's  model  makes  assumptions,  among  the  other  things regarding the annual prepayment rates for residential mortgage loans, adjustable-rate and fixed-rate, prepayment rates ranged from 6% to 43% annually. Mortgage-related securities were assumed to prepay at rates between 10% and 60% annually. Investment securities are presented based on their stated maturities. Callable obligations, however, are valued using an option adjusted spread model for each interest rate scenario. Savings accounts, NOW accounts and Money Market Cash accounts are assumed by the Company to decay at 17%, 37%, and 79%, respectively. The results of the Company's model may vary from the OTS's model primarily due to differences in assumptions utilized, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Company's NPV as of June 30, 1999.

   Change in                                            NPV as % of Portfolio
Interest Rates            Net Portfolio Value               Value of Assets
In Basis Points    ---------------------------------    -----------------------
 (Rate Shock)       Amount     $ Change     % Change    NPV Ratio    Change (1)
---------------    --------    ---------    --------    ---------   -----------
                                (Dollars in thousands)
      300          $11,153     $(6,231)      (35.8)%     9.94%         (451)
      200           13,367      (4,019)      (23.1)     11.62          (283)
      100           15,454      (1,929)      (11.1)     13.12          (132)
    Static          17,383          --        --        14.45            --
     (100)          18,475       1,092         6.3      15.14            69
     (200)          19,042       1,659         9.5      15.44           100
     (300)          19,533       2,150        12.4      15.69           125

-------------
(1) Expressed in basis points.


                  Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

Analysis of Net Interest Income

                  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

                  Average Balance Sheet. The following tables set forth certain information relating to the Company for the fiscal years ended June 30, 1999, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown, except where noted, otherwise and reflect annualized yields and costs. The yields and costs include fees which are considered adjustments to yields.

                                                                         For the Fiscal Years Ended June 30,
                                             ---------------------------------------------------------------------------------------
                                                           1999                         1998                         1997
                                             ----------------------------  ---------------------------- ----------------------------
                                                                  Average                       Average                     Average
                                             Average               Yield/  Average              Yield/  Average              Yield/
                                             Balance     Interest   Rate   Balance     Interest  Rate   Balance    Interest   Rate
                                             -------     --------   ----   -------     --------  ----   -------    --------   ----
                                                                               (Dollars in thousands)
Interest earning assets:
   Loans (1):
      Real estate (2) ....................   $ 58,039     $4,340    7.48%  $ 55,841   $  4,358   7.80%  $ 53,399   $  4,031   7.55%
      Consumer ...........................      9,517        742    7.80     10,331        825   7.99     11,212      1,018   9.08
      Commercial real estate .............      2,118        160    7.55      3,131        232   7.41      2,080        132   6.35
                                             --------     ------           --------      -----          --------   --------
          Total loans ....................     69,674      5,242    7.52     69,303      5,415   7.81     66,691      5,181   7.77
    Mortgage-related securities (3) ......      2,407        167    6.94      2,629        159   6.05      4,846        196   4.04
    Investment securities (4)(5) .........     14,284        887    6.21     12,563        899   7.15     12,419        958   7.71
    Interest-bearing deposits ............     25,726      1,503    5.84     20,155      1,267   6.29     18,268      1,105   6.05
                                             --------     ------           --------      -----          --------   --------
         Total interest-earning assets ...    112,091      7,799    6.96    104,650      7,740   7.40    102,224      7,440   7.28
                                                                                                        --------
Noninterest-earning assets:
   Cash and due from banks................      2,311                         3,092                        2,691
   Premises and equipment.................      1,313                         1,327                        1,101
   Other, less allowance for loan losses..        923                           767                          919
                                             --------                      --------                     --------
         Total noninterest-earning assets.      4,547                         5,186                        4,711
                                             --------                      --------                     --------
         Total assets.....................   $116,638                      $109,836                     $106,935
                                             ========                      ========                     ========
Interest-bearing liabilities:
   Deposits:
      Passbook and statement savings......     28,099        802    2.85   $ 28,788        795   2.76   $ 30,996        827   2.67
      Money market........................      1,978         53    2.68      2,151         53   2.46      2,374         60   2.53
      NOW.................................     11,158        167    1.50     10,081        152   1.51      9,065        135   1.49
      Certificates of deposit.............     57,679      3,076    5.33     59,342      3,260   5.49     55,653      3,007   5.40
                                             --------     ------           --------   --------          --------
         Total interest-bearing deposits..     98,914      4,098    4.14    100,362      4,260   4.24     98,088      4,029   4.11
Noninterest-bearing liabilities:
   Other liabilities......................        524                           513                          513
                                             --------                      --------                     --------
         Total liabilities................     99,438                       100,875                       98,601
Equity....................................     17,200                         8,961                        8,334
                                             --------                      --------                     --------
         Total liabilities and equity.....   $116,638                      $109,836                     $106,935
                                             ========                      ========                     ========

-----------------

(1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2) Includes in addition to one- to four-family real estate loans, multi-family and construction real estate loans which at June 30, 1999 totaled $789,000 and $1.1 million, respectively.

(3)      Includes    mortgage-related    securities    available-for-sale    and
         held-to-maturity.

(4) Includes investment securities available-for-sale and held-to-maturity and stock in the FHLB of Pittsburgh.

(5) The average balance of tax-exempt investments was $1.8 million in fiscal 1999 and $894,000 in fiscal 1998. The Company had no tax-exempt investments in 1997.

                                                       For the Fiscal Year Ended June 30,
                                                       ----------------------------------
                                                         1999         1998        1997
                                                       -------      -------      -------
                                                              (Dollars in thousands)
Average net interest-earning assets ................   $13,177      $ 4,288      $ 4,136
Net interest income ................................     3,701        3,480        3,411
Net interest rate spread (1) .....................        2.82%        3.16%        3.17%
Net interest margin as a percentage of interest-
   earning assets (2) ..............................      3.30%        3.33%        3.34%
Ratio of interest-earning assets to interest-
   bearing liabilities .............................    113.32%      104.27%      104.22%

-------------

(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.


                  Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                              Fiscal Year Ended              Fiscal Year Ended               Fiscal Year Ended
                                                June 30, 1999                   June 30, 1998                   June 30, 1997
                                                  Compared to                    Compared to                     Compared to
                                              Fiscal Year Ended              Fiscal Year Ended               Fiscal Year Ended
                                                June 30, 1998                  June 30, 1997                   June 30, 1996
                                      ------------------------------   -----------------------------   ----------------------------
                                      Increase (Decrease)              Increase (Decrease)             Increase (Decrease)
                                            Due to                           Due To                         Due to
                                      ------------------               ------------------              ------------------
                                       Rate      Volume       Net       Rate      Volume       Net      Rate      Volume      Net
                                      -------    -------    -------    -------    -------    -------   -------    -------   -------
                                                                           (Dollars in thousands)
Interest-earning assets:
Loans:
   Real estate (1) ................   $  (184)   $   166    $   (18)   $   138    $   189    $   327   $   (37)   $    73   $    36
   Consumer .......................       (20)       (63)       (83)      (117)       (76)      (193)       85         23       108
   Commercial real estate .........         3        (75)       (72)        25         75        100      (145)        48       (97)
                                      -------    -------    -------    -------    -------    -------   -------    -------   -------
      Total .......................      (201)        28       (173)        46        188        234       (97)       144        47
                                      -------    -------    -------    -------    -------    -------   -------    -------   -------
   Mortgage-related securities ....        22         14          8         74       (111)       (37)       (1)       (69)      (70)
   Investment securities (2) ......      (126)       114        (12)       (70)        11        (59)        5         32        37
   Interest-earning deposits ......      (104)       340        236         45        117        162      --          (33)      (33)
                                      -------    -------    -------    -------    -------    -------   -------    -------   -------
      Total interest-earning assets      (409)       468         59         95        205        300       (93)        74       (19)
                                      -------    -------    -------    -------    -------    -------   -------    -------   -------

Interest-bearing liabilities:
Deposits:
   Passbook and statement
      savings .....................        26        (19)         7         28        (60)       (32)       (55)       (49)    (104)
   Money market ...................         4         (4)      --           (2)        (5)        (7)        (6)        (8)     (14)
   NOW ............................        (1)        16         15          2         15         17        (54)        (1)     (55)
   Certificate of deposit .........       (94)       (90)      (184)        51        202        253       (141)       113      (28)
                                      -------    -------    -------    -------    -------    -------    -------    -------  -------
      Total interest-bearing
         liabilities ..............       (65)       (97)      (162)        79        152        231       (256)        55     (201)
                                      -------    -------    -------    -------    -------    -------    -------    -------  -------
Increase in net interest income ...   $  (344)   $   565    $   221    $    16    $    53    $    69    $   163    $    19  $   182
                                      =======    =======    =======    =======    =======    =======    =======    =======  =======

--------------
(1) Includes in addition to one- to four-family real estate loans, multi-family and construction real estate loans which at June 30, 1999 totalled $789,000 and $1.1 million, respectively.

(2) Calculations of rate/volume changes are not presented on a tax equivalent basis due to the small volume of tax-exempt investments in 1999 and 1998. There were no tax-exempt investments owned in 1997 or 1996.

Comparison of Financial Condition at June 30, 1999 and June 30, 1998.

                  Total assets increased by $7.5 million, or 6.7%, from $112.0 million at June 30, 1998 to $119.5 million at June 30, 1999. The growth in assets was primarily due to net proceeds raised in the Company's public offering of its common stock in connection with the Association's conversion to the stock form of ownership on December 30, 1998.

                  Total cash and cash equivalents declined $12.1 million from June 30, 1998 to June 30, 1999. This decrease, together with net proceeds of approximately $14.1 in connection with the conversion funded a $15.7 million increase in investment securities, a $4.9 million increase in commercial loans, due to the creation of a commercial loan department in February 1999, offset by a $1.0 million decrease in consumer loans and a $6.8 million decrease in deposits.

                  Nonperforming loans decreased from $1.9 million at June 30, 1998 to $1.3 million at June 30, 1999, representing 2.7% and 1.8%, respectively, of the total loans at such dates. The decrease was primarily due to the Association's increased collection efforts and more timely commencement of collection activities. Nonperforming assets decreased from $2.1 million at June 30, 1998 to $1.3 million at June 30, 1999, representing 1.9% and 1.1%, respectively, of total assets at such dates.

                  Total deposits decreased $6.8 million, from $102.6 million at June 30, 1998 to $95.8 million at June 30, 1999. This decrease was primarily due to a decrease of $5.5 million, or 9.0%, in certificate of deposits and a $1.6 million decrease in passbook accounts. This decrease was partially attributable to $2.6 million of withdrawals used by depositors to purchase stock in the conversion. Such decrease was offset by a $518,000 increase in NOW accounts.

                  Total equity was $22.5 million at June 30, 1999 compared to $9.2 million at June 30, 1998, an increase of $13.3 million. This increase was primarily due to the influx of capital generated by the initial public offering of stock.

Comparison of Operating Results for the Fiscal Years Ended June 30, 1999 and June 30, 1998.

                  General. Net income for fiscal 1999 decreased $383,000, or 62.0%, to $234,000 from $617,000 for fiscal year 1998. The decrease was primarily due to the one-time expense of $754,000 in connection with the funding of the charitable foundation in December 1998 as part of the conversion of the Association to the stock form of ownership. When adjusted for the one-time expense, earnings would have increased by approximately $371,000. Net interest income increased $221,000 as a result of an increased average balance of interest-earning assets due to the influx of proceeds from the conversion, offset in part by lower interest rates earned. Also contributing to the increase in net interest income was a decrease in interest expense due to the lower interest rate environment.

                  Interest Income. Total interest income increased by $59,000, or 0.8%, due primarily to an increase in the average balance of interest-earning assets which increased $7.4 million from $104.7 million for fiscal 1998 to $112.1 for fiscal 1999. The increase in interest income was primarily attributable to a $5.5 million increase in the average balance of interest-bearing deposits, which increased from $20.2 million for fiscal 1998 to $25.7 million for fiscal 1999. This increase was primarily funded through the proceeds received by the Company in the conversion. Such increase was offset by a $173,000 decrease in the interest income from loans primarily due to lower rates earned on such loans due to a lower interest rate environment.

                  Interest Expense. Interest expense decreased by $162,000, or 3.8%, from $4.3 million for fiscal 1998 to $4.1 million for fiscal 1999. This decrease was primarily due to the decrease in the average balance of certificates of deposit which decreased $1.6 million, or 2.8%, from $59.3 million for fiscal 1998 to $57.7 for fiscal 1999. Additionally, passbook and statement savings accounts decreased $689,000 from $28.8 million for fiscal 1998 to $28.1 million for fiscal 1999. A lower average rate paid on deposits also contributed to a lower interest expense as the average rate paid on interest-bearing deposits decreased 10 basis points from 4.24% for fiscal 1998 to 4.14% for fiscal 1999, due primarily to a 16 basis point decrease on certificate of deposit which decreased from 5.49% for fiscal 1998 to 5.33% for fiscal 1999.

                  Provision for Loan Losses. The Company's provision for loan losses decreased by $114,000, or 65.0%, to $62,000 for fiscal 1999 compared to $176,000 for fiscal 1999. However, the allowance for loan losses only decreased by $33,000, or 7.3%, from $452,000 for fiscal 1998 to $419,000 for fiscal 1999 as the Company only charged off $110,000 of loans for fiscal 1999 compared to charge-offs of $178,000 in the prior year. The decrease in the provision for loan losses and corresponding decrease in the allowance for loan losses reflected a decrease in the amount of nonaccrual and substandard loans. Nonaccrual loans decreased $573,000, or 30.7%, from $1.9 million for the year ended June 30, 1998 to $1.3 million for the year ended June 30, 1999. The decrease in nonaccrual loans was the direct result of the Company's increased collection efforts along with the improved procedures for addressing delinquent loans. See "Description of Business--Delinquent Loans, Classified Assets and Foreclosed Real Estate."

                  Noninterest Income. Noninterest income increased $48,000, or 15.8%, from $304,000 for fiscal year 1998 to $352,000 for fiscal year 1999. This increase was primarily due to a $40,000 increase in loan fees and service charges from $267,000 for fiscal 1998 to $307,000 for fiscal 1999 due to an increase in fees due to increased loan volume and higher ATM fees.

                  Noninterest Expense. Noninterest expense increased $1.2 million, or 47.1%, from $2.5 million for fiscal year 1998 to $3.7 million for fiscal year 1999. This increase was primarily due to the $754,000 expense associated with the funding of the charitable foundation in connection with the Association's conversion to stock form. Additionally, foreclosed real estate expenses increased by $173,000, or 126.7%, from $136,000 for fiscal 1998 to $309,000 for fiscal 1999, primarily due to the additional number of foreclosed properties held by the Association during this period. Also contributing to the increase in noninterest expense was a $127,000, or 9.8%, increase in compensation and employee benefits, primarily due to normal salary increases and the addition of a commercial loan officer. Occupancy expense increased by $34,000, or 14.7%, primarily due to an increase in rental expense on the Laurel Mall office and increased depreciation expense on furniture fixtures and equipment primarily due to the upgrading of the Association's equipment. The increase in data processing expense from $138,000 to $158,000 was due to normal increase in annual fees plus one-time charges related to Y2K testing by the data center.

                  Provision for Income Taxes. Income tax expense totalled $102,000 for fiscal 1999 compared to $506,000 for fiscal 1998. This decrease was primarily due to the reduction in pre-tax income, primarily as a result of the one time expense of establishing the charitable foundation and a lower tax liability due to the purchase of tax-exempt investments.

Comparison of Operating Results for the Fiscal Years Ended June 30, 1998 and June 30, 1997.

                  General. Net income for fiscal 1998 increased by $407,000, or 193.8%, to $617,000 from $210,000 for fiscal 1997. The increase was primarily due to a decrease in noninterest expense resulting from the absence of the one time special assessment of $620,000 to recapitalize the SAIF which occurred in the second quarter of fiscal 1997. Net income also increased due to an increase in net interest income. These items were slightly offset by an increase in the provision for loan losses and an increase in noninterest expenses.

                  Interest Income. Total interest income increased by $300,000, or 4.1%, from $7.4 million for fiscal 1997 to $7.7 million for fiscal 1998, primarily due to a $2.4 million, or 2.3%, increase in the average balance of interest-earning assets and a slight increase in the weighted average yield on interest-earning assets, which increased from 7.28% for fiscal 1997 to 7.40% for fiscal 1998. Interest income on real estate loans increased $300,000, or 7.5%, from $4.0 million for fiscal 1997 to $4.3 million for fiscal 1998, primarily due to a $2.4 million increase in the average balance of real estate loans and a slight increase in the weighted average yield from 7.55% for fiscal 1997 to 7.80% for fiscal 1998. Interest income on consumer loans decreased $175,000, from $1.0 million for fiscal 1997 to $825,000 for fiscal 1998. This was principally due to decreases in the average balance of consumer loans from $11.2 million in 1997 to $10.3 million in fiscal 1998 and a decrease in the yield on such loans from 9.08% in fiscal 1997 to 7.99% in fiscal 1998. Interest income on mortgage-related securities decreased $37,000 from $196,000 for fiscal 1997 to $159,000 for fiscal 1998 due to the increase in weighted average yield from 4.04% in fiscal 1997 to 6.05% in fiscal 1998 being offset by a decrease of $2.2 million in the average balance of such securities from $4.8 million in fiscal 1997 to $2.6 million in fiscal 1998. Interest income on investment securities increased slightly by $100,000, from $1.6 million for fiscal 1997 to $1.7 million for fiscal 1998 due to an increase in the average balance of investment securities from $24.4 million in fiscal 1997 to $26.7 million in fiscal 1998, offset by a decrease in the yield on such investments.

                  Interest Expense. Interest expense increased by $200,000, or 5.0%, from $4.0 million for fiscal 1997 to $4.2 million for fiscal 1998. The increase in interest expense was primarily the result of increased expense on certificates of deposit, which was a result of a $3.7 million, or 6.7% increase in the average balance of such accounts from $55.6 million for fiscal 1997 to $59.3 million for fiscal 1998. These net increases were partially offset by a decrease in interest expense on savings accounts of $32,000 due to the decrease in the average balance of such accounts, which declined from an average balance of $30.1 million for fiscal 1997 to $28.8 million for fiscal 1998. The increase in the average balance of certificates of deposit and the decrease in the average balance of savings accounts was due primarily to the Company's efforts to solicit certificate accounts by more competitively pricing such accounts and by customers shifting funds from lower-yielding savings accounts to higher-yielding certificates of deposit.

                  Provision for Loan Losses. The Company's provision for loan losses for fiscal 1998 was $176,000, compared to $34,000 for fiscal 1997. The allowance for loan losses increased $23,000 from $429,000 at June 30, 1997 to $452,000 at June 30, 1998. Total nonaccrual loans also increased from $1.6 million at June 30, 1997 to $1.9 million at June 30, 1998. The increase in the provision for loan losses and corresponding increase in the Company's allowance for loan losses reflected an increase in the amount of nonaccrual and substandard loans. This increase was due to the general decline in real estate values in its market area which commenced in 1996. Initially, the Company was slow to handle the increased number of loans which warranted foreclosure. The Company has improved its procedures for addressing delinquent loans and believes that real estate values in its market area have stabilized in recent periods. As a result, at June 30, 1998, the allowance for loan losses was 0.65% of total loans, compared to 0.64% at June 30, 1997. The Company anticipates that, as a result of its increasing emphasis on consumer and multi-family and commercial real estate loans, it may need to maintain an allowance for loan losses in the future at a level that is higher than that which it maintained in recent periods to offset any greater risk resulting from the shifting composition of its loan portfolio. See "Description of Business--Delinquent Loans, Classified Assets and Foreclosed Real Estate."

                  Noninterest Income. In fiscal 1998, the Company experienced a $20,000 increase in noninterest income from $284,000 in fiscal year 1997 to $304,000 for fiscal year 1998 due primarily to a $25,000 increase in loan fees and service charges associated with the implementation of surcharges on automated teller machine ("ATM") transactions and the increase in the average balance of loans originated. This increase was offset by a $16,000 reduction in the gain of sale and calls of securities from $17,000 for fiscal 1997 to $1,000 for fiscal 1998.

                  Noninterest Expenses. Total noninterest expenses decreased from $3.1 million for fiscal 1997 to $2.5 million for fiscal 1998 due primarily to a reduction in the FDIC deposit insurance premiums in fiscal 1998 and the absence of a one-time charge of $620,000 in order to recapitalize the SAIF fund which occurred in the fourth quarter of 1997. As a result of the FDIC premium reduction and absence of the SAIF assessment in fiscal 1998, FDIC insurance assessments and premiums decreased from $750,000 for fiscal 1997 to $64,000 for fiscal 1998. Noninterest expenses other than FDIC premiums and the SAIF special assessment increased approximately $66,000 for fiscal 1998 compared to fiscal 1997. Compensation and employee benefits increased $30,000, or 2.4%, primarily due to normal increases in salaries as well as increases in benefit costs offered in part by a decrease of $26,000 in pension expense contribution. This contribution is determined annually by the Company's pension administrator. Other noninterest expenses aggregating $510,000 at June 30, 1998 were comprised of $51,000 of advertising expense, $57,000 of printing and postage, $211,000 of outside service fees, $31,000 in loan expenses, $20,000 in telephone expense, $32,000 in insurance, $41,000 in ATM expense, $15,000 in contributions and $51,000 in other miscellaneous operating expenses. These expenses have remained fairly constant from year to year.

                  Provision for Income Taxes. Income tax expense totaled $506,000 for fiscal 1998, compared to $344,000 for fiscal 1997, resulting in an effective tax rate of 45.1 % for fiscal 1998 compared to 62.1% for fiscal 1997. The increase in income tax expense in fiscal 1998 was attributable to higher pre-tax income, which increased from $554,000 in 1997 to $1.1 million in 1998, offset in part by a lower effective tax rate. The fiscal 1997 effective tax rate of 62.1% was inordinately high as a result of a one time recognition of a deferred tax liability of $136,000 for the recapture of certain of the Company's bad debt reserve as a result of a change in federal income tax law. The 1997 effective tax rate was also impacted by a reduced state income tax rate also attributable to the deferred federal tax expense recognition. Without the one-time adjustment, the fiscal 1997 effective tax rate would approximate the fiscal 1998 effective tax rate.

Liquidity and Capital Resources

                  The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Company has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's currently required liquidity ratio is 4.0%. At June 30, 1999, 1998 and 1997, the Company's liquidity ratios were 29.5%, 22.9% and 21.1%, respectively.

                  At June 30, 1999, the Company exceeded all of its regulatory capital requirements with a tangible capital level of $15.9 million, or 13.4% of total adjusted assets, which is above the required level of $1.8 million, or 1.5%; core capital of $15.9 million, or 13.4%, of total adjusted assets, which is above the required level of $4.8 million, or 4.0%; and risk-based capital of $16.3 million, or 26.8%, of risk-weighted assets, which is above the required level of $4.8 million, or 8.0%.

                  The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1999, the Company had advances outstanding from the FHLB of $1.0 million and at June 30, 1999 had an overall borrowing capacity from the FHLB of $51.4 million.

                  The Company's most liquid assets are cash and due from banks, interest-bearing deposits with banks and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and due from banks, interest-bearing deposits with banks and investment securities available for sale totaled $42.7 million, or 35.7% of total assets.

                  At June 30, 1999, the Company had commitments to originate loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $5.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from June 30, 1999, totaled $34.7 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Year 2000 Compliance

                  As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate only two-digits. For example, "96" is stored on the system and represents 1996. The Association relies significantly on an outside service bureau for its data processing. While the Association has not received any guarantee from the outside service bureau that the bureau will be Year 2000 compliant, the service bureau has completed its assessment of its Year 2000 compliance and resolved all identified problems. The Association's service bureau completed its proxy testing of their system and the Association has conducted on-line testing at each of its offices on February 14, 1999. No problems were encountered during testing. Additionally, the Association's service bureau conducting testing with other third parties that communicate with the service bureau. No problems were encountered during these tests. The
Association has completed its inventory and assessment and has completed upgrading its internal system to handle the Year 2000 problem. The cost to the Association for the internal system upgrade, not including staff time, has been less than $50,000. There can be no assurances, however, that the performance by the Association and its service bureau will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations and business prospects. The Association has prepared a contingency plan in the event there are any system interruptions. Primarily the Association will resort to a manual method for handling customer transactions and although cumbersome will be adequate. Any Year 2000 failure on the part of the Association's customers could result in additional expense or loss to the Association. The Association plans to work with its customers to address any potential Year 2000 problems.

Impact of Inflation and Changing Prices

                  The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

                  Reporting Comprehensive Income. In September 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income, " which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement as of July 1, 1998.

                  Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the implementation of this statement, the Company, as of April 1, 1999, transferred debt securities classified as held-to-maturity to the available- for-sale category. Such transfer will not call into question the Company's intention to hold other debt to maturity in the future. This statement is effective for financial statements for periods beginning after June 15, 1999.

Forward-Looking Statements

                  Certain forward-looking statements contained in this report are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.           FINANCIAL STATEMENTS.


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----


Independent Auditors' Report...............................................F-1

Consolidated Balance Sheet.................................................F-2

Consolidated Statement of Income...........................................F-3

Consolidated Statement of Changes in Stockholders' Equity..................F-4

Consolidated Statement of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements.................................F-7

PARENTE o RANDOLPH o ORLANDO o
CAREY & ASSOCIATES
------------------------------
CONSULTANTS & ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Security of Pennsylvania Financial Corp.
Hazleton, Pennsylvania

            We have audited the accompanying consolidated balance sheets of Security of Pennsylvania Financial Corp. and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security of Pennsylvania Financial Corp. and Subsidiary as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

            As discussed in Note 3 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," as of April 1, 1999.


                               /s/Parente, Randolph, Orlando, Carey & Associates

Hazleton, Pennsylvania
July 30, 1999

                           SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY

                                          CONSOLIDATED BALANCE SHEET
                                            JUNE 30, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------

                                                                                    1999            1998
-------------------------------------------------------------------------------------------------------------
                                ASSETS

Cash and due from banks ....................................................   $   1,853,282    $   3,272,263
Interest-bearing deposits with banks .......................................      13,382,664       24,042,748
                                                                               -------------    -------------

                      Total cash and cash equivalents ......................      15,235,946       27,315,011

Held-to-maturity securities (fair value of $1,492,064 in 1999
      and $5,349,589 in 1998) ..............................................       1,492,064        5,325,777
Available-for-sale securities ..............................................      27,424,458        7,900,600
Loans receivable (net of allowance for loan losses
      of  $418,893 in 1999 and $451,856 in 1998) ...........................      72,788,745       69,211,264
Office premises and equipment, net .........................................       1,281,341        1,364,352
Accrued interest receivable ................................................         835,398          618,656
Foreclosed real estate (net of $12,000 allowance
      in 1999 and 1998) ....................................................          53,259          220,889
Other assets ...............................................................         419,944           33,948
                                                                               -------------    -------------

                                                TOTAL ASSETS ...............   $ 119,531,155    $ 111,990,497
                                                                               =============    =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Deposits .............................................................   $  95,815,430    $ 102,603,545
      Borrowed funds .......................................................       1,000,000             --
      Advances from borrowers for taxes and insurance ......................          26,214           34,468
      Accrued interest payable and other liabilities .......................         174,170          121,614
                                                                               -------------    -------------

                      Total liabilities ....................................      97,015,814      102,759,627
                                                                               -------------    -------------

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; 6,000,000
           authorized shares, 1,587,000 shares issued ......................          15,870             --
      Additional paid-in capital ...........................................      14,869,014             --
      Unearned employee stock ownership plan (ESOP) shares .................      (1,227,347)            --
      Retained earnings - substantially restricted .........................       9,596,474        9,362,089
      Accumulated other comprehensive loss .................................        (738,670)        (131,219)
                                                                               -------------    -------------

                      Total stockholders' equity, net ......................      22,515,341        9,230,870
                                                                               -------------    -------------

                                                TOTAL LIABILITIES AND EQUITY   $ 119,531,155    $ 111,990,497
                                                                               =============    =============

See Notes to Financial Statements

                 SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY

                            CONSOLIDATED STATEMENT OF INCOME
                    FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------
                                                       1999          1998        1997
----------------------------------------------------------------------------------------
INTEREST INCOME:
      Loans .....................................   $5,242,435   $5,414,524   $5,181,464
      Interest and dividends on securities:
            Taxable interest income .............      866,470    1,018,709    1,118,879
            Nontaxable interest income ..........      148,960        2,983         --
            Dividends ...........................       38,649       36,835       34,727
      Interest-bearing deposits with banks ......    1,502,535    1,266,675    1,104,903
                                                    ----------   ----------   ----------

                      Total interest income .....    7,799,049    7,739,726    7,439,973

INTEREST EXPENSE, Interest on deposits ..........    4,097,959    4,259,958    4,028,973
                                                    ----------   ----------   ----------

NET INTEREST INCOME .............................    3,701,090    3,479,768    3,411,000

PROVISION FOR LOAN LOSSES .......................       61,535      175,626       34,450
                                                    ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES ...........................    3,639,555    3,304,142    3,376,550
                                                    ----------   ----------   ----------

NONINTEREST INCOME:
      Other loan fees and service charges .......      306,832      266,628      241,342
      Net realized gain on sale and calls of
            available-for-sale securities .......         --            701       16,776
      Other .....................................       45,598       36,748       25,736
                                                    ----------   ----------   ----------

                      Total noninterest income ..      352,430      304,077      283,854
                                                    ----------   ----------   ----------

NONINTEREST EXPENSES:
      Salaries and employee benefits ............    1,426,087    1,298,666    1,268,649
      Occupancy and equipment expenses ..........      268,182      233,788      214,289
      FDIC deposit insurance premiums ...........       63,078       64,457      752,450
      Data processing ...........................      157,687      138,096      132,943
      Professional fees .........................      108,261      103,919       98,238
      Foreclosed real estate expenses, net ......      309,083      136,331      142,127
      Charitable contributions ..................      765,728       14,942       13,232
      Other noninterest expenses ................      557,910      494,496      484,944
                                                    ----------   ----------   ----------

                      Total noninterest expenses     3,656,016    2,484,695    3,106,872
                                                    ----------   ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES ........      335,969    1,123,524      553,532

PROVISION FOR INCOME TAXES ......................      101,584      506,300      343,981
                                                    ----------   ----------   ----------

NET INCOME ......................................   $  234,385   $  617,224   $  209,551
                                                    ==========   ==========   ==========

EARNINGS PER SHARE - BASIC AND DILUTED ..........   $     0.04          N/A          N/A
                                                    ==========   ==========   ==========

See Notes to Financial Statements

                                       SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        ACCUMULATED
                                                            ADDITIONAL      UNEARNED                       OTHER
                                                 COMMON      PAID-IN          ESOP        RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                                 STOCK       CAPITAL         SHARES       EARNINGS         INCOME          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1996                         $    --    $        --    $        --    $8,535,314      $(210,673)     $ 8,324,641
COMPREHENSIVE INCOME:                                                                                                   -----------
     NET INCOME                                                                             209,551                         209,551

     NET CHANGE IN UNREALIZED LOSSES ON
         AVAILABLE-FOR-SALE SECURITIES                                                                      49,247           49,247
                                                                                                                        -----------

             TOTAL COMPREHENSIVE INCOME                                                                                     258,798
                                                -------    -----------    -----------    ----------      ---------      -----------

BALANCES, JUNE 30, 1997                              --             --             --     8,744,865      (161,426)        8,583,439
                                                                                                                        -----------
COMPREHENSIVE INCOME:
     NET INCOME                                                                             617,224                         617,224

     NET CHANGE IN UNREALIZED LOSSES ON
         AVAILABLE-FOR-SALE SECURITIES                                                                      30,207           30,207
                                                                                                                        -----------
             TOTAL COMPREHENSIVE INCOME                                                                                     647,431
                                                                                                                        -----------

BALANCES, JUNE 30, 1998                              --             --             --     9,362,089      (131,219)        9,230,870
                                                                                                                        -----------
COMPREHENSIVE INCOME:
     NET INCOME                                                                             234,385                         234,385
                                                                                                                        -----------
     NET CHANGE IN UNREALIZED LOSSES ON
         AVAILABLE-FOR-SALE SECURITIES                                                                   (607,451)         (607,451)
                                                                                                                        -----------
             TOTAL COMPREHENSIVE LOSS                                                                                      (373,066)
                                                                                                                        -----------
PROCEEDS FROM SALE OF STOCK                      15,870     14,868,258                                                   14,884,128

UNEARNED ESOP SHARES                                                       (1,269,600)                                   (1,269,600)

ESOP SHARES COMMITTED TO BE RELEASED                               756         42,253                                        43,009
                                                -------    -----------    -----------    ----------      ---------      -----------

BALANCES, JUNE 30, 1999                         $15,870    $14,869,014    $(1,227,347)   $9,596,474      $(738,670)     $22,515,341
                                                =======    ===========    ===========    ==========      =========      ===========

See Notes to Financial Statements

                            SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

----------------------------------------------------------------------------------------------------------------
                                                                        1999            1998            1997
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
      Net income ...............................................   $    234,385    $    617,224    $    209,551
      Adjustments to reconcile net income to net
            cash provided by operating activities:
                 Provision for loan and foreclosed
                       real estate losses ......................         61,535         197,626          94,336
                 Amortization and accretion on
                       investment securities ...................         (2,473)            108          10,532
                 Depreciation and amortization .................        126,394          98,071          82,109
                 Deferred income taxes .........................        (36,246)         46,160         148,892
                 Loss on sale of foreclosed real estate ........         63,377          47,894          62,985
                 Net realized gain on sales and calls
                       of securities ...........................           --              (701)        (16,776)
                 Funding of Security Savings
                       Charitable Foundation ...................        753,820            --              --
                 ESOP shares committed to be released ..........         43,009            --              --
                 Changes in assets and liabilities:
                       Accrued interest receivable .............       (216,742)         46,346          39,421
                       Other assets ............................        (73,067)        162,399         225,285
                       Accrued interest payable and other
                            liabilities ........................         88,802        (192,312)        (96,869)
                                                                   ------------    ------------    ------------

                                  Net cash provided by
                                       operating activities ....      1,042,794       1,022,815         759,466
                                                                   ------------    ------------    ------------

INVESTMENT ACTIVITIES:
      Purchases of held-to-maturity securities .................     (1,500,000)     (3,109,478)     (6,325,938)
      Purchases of securities available-for-sale ...............    (28,305,243)     (3,948,894)        (24,900)
      Proceeds from maturities of held-to-maturity
            securities .........................................        550,000       9,020,948       5,562,915
      Proceeds from the call of held-to-maturity
            securities .........................................      3,400,000         204,758            --
      Proceeds from maturities and principal
            paydowns on available-for-sale securities ..........      8,956,226         340,561       1,075,920
      Proceeds from principal paydowns of
            held-to-maturity securities ........................        290,965         806,635       1,106,292
      Proceeds from the sale of available-for-sale
            securities .........................................           --              --         1,038,300
      Loans made to customers, net of principal
            collected ..........................................     (4,168,129)     (3,128,008)     (2,459,676)
      Acquisition of office premises and equipment .............        (43,383)       (283,919)       (155,210)
      Proceeds from sale of foreclosed real estate .............        633,366         718,790         276,144
                                                                   ------------    ------------    ------------

                                  Net cash (used in) provided by
                                       investing activities ....    (20,186,198)        621,393          93,847
                                                                   ------------    ------------    ------------

SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------
                                                                        1999            1998            1997
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
      Net change in deposit accounts ...........................   $ (6,788,115)   $  4,138,828    $   (883,425)
      Net (decrease) increase in advances from
            borrowers for taxes and insurance ..................         (8,254)        (96,446)         76,095
      Increase in borrowed funds ...............................      1,000,000            --              --
      Net proceeds from sale of common stock ...................     12,860,708            --              --
                                                                   ------------    ------------    ------------

                                 Net cash provided by (used in)
                                      financing activities .....      7,064,339       4,042,382        (807,330)
                                                                   ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS .........................................    (12,079,065)      5,686,590          45,983

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR ........................................     27,315,011      21,628,421      21,582,438
                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
      END OF YEAR ..............................................   $ 15,235,946    $ 27,315,011    $ 21,628,421
                                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
            Interest paid on deposits ..........................   $  4,057,775    $  4,207,744    $  4,007,074
            Income taxes paid ..................................   $    256,750    $    422,408    $    139,732


SUPPLEMENTAL SCHEDULE OF NONCASH
       INVESTING ACTIVITIES:
            Transfer from loans to foreclosed real estate ......   $    687,598    $    717,928    $    517,672
            Shares purchased by ESOP, net of shares
                 to be released ................................   $  1,227,347    $       --      $       --
            Transfer of held-to-maturity securities to
                 available-for-sale ............................   $  1,087,285    $       --      $       --

See Notes to Financial Statements

                       SECURITY OF PENNSYLVANIA FINANCIAL
                              CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS AND SUMMARY OF
            SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF OPERATIONS

            Security of Pennsylvania Financial Corp. provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary Security Savings Association of Hazleton's four offices in Hazleton, Weatherly and Butler Township, Pennsylvania. These communities have diversified economies. The primary deposit products are regular savings accounts, certificates of deposit, and checking accounts. Its primary lending products are single-family residential loans and secured consumer loans. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

        BASIS OF CONSOLIDATION

            The  consolidated  financial  statements  include  the  accounts  of
            Security  of  Pennsylvania  Financial  Corp.  and  its  wholly-owned subsidiary, Security Savings Association of Hazleton ("Association"), collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation.

        RISKS AND UNCERTAINTIES

            In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrowers inability or unwillingness to make contractually required payments. The Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is located in Northeastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition. Market risk reflects changes in the value of collateral underlying loans and valuation of real estate held by the Company.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
            The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators' judgements based on information available to them at the time of their examination.

        USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Material estimates that are particularly susceptible to significant change relate to the determination for the allowance for loan losses and the valuation of property acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of allowances for loan losses and foreclosed assets, management obtains independent appraisals for significant properties.

            A majority of the Company's loan portfolio consist of single-family residential loans in the Hazleton, Weatherly and Butler Township areas. Although these local economies are diversified and fairly stable, a substantial portion of its debtor's ability to honor their contracts is dependent on the economic sector in which the Company operates.

            While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed assets. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Company management has no reason to believe that the allowances for loan losses and foreclosed assets will change materially in the near term.

        CASH AND CASH EQUIVALENTS

            For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        DEBT AND EQUITY SECURITIES

            The Company classifies each of its investments in debt and equity securities into one of two categories:

                 Held-To-Maturity Securities - Securities that the institution has the positive intent and ability to hold to maturity.

                 Available-For-Sale   Securities  -  Securities   that  are  not
                 eligible for classification as held-to-maturity.

            Held-to-maturity securities are carried at amortized cost. Those securities classified as available-for-sale are carried at fair value. The change in net unrealized holding gain or loss on available-for-sale securities, net of taxes is included in other comprehensive income.

        LOANS AND ALLOWANCE FOR LOAN LOSSES

            Loans are stated at the amount of unpaid principal, reduced by unamortized loan fees and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

            The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific impaired loans, and current economic conditions and trends that may affect the borrowers' ability to pay.

            Loans are deemed to be "impaired" if management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
            Accrual of interest on impaired loans is discontinued when payments are past due ninety days or more when collateral is inadequate to cover principal and interest or immediately if management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection is doubtful.

            Nonrefundable   loan   origination  fees  and  certain  direct  loan
            origination costs for loans are recognized over the contractual life of the related loans as an adjustment of yield.

        FORECLOSED REAL ESTATE

            Foreclosed real estate comprised of property acquired in the settlement of loans, is recorded at the lower of the related principal balance and accrued interest upon foreclosure or its fair value. Costs of developing and improving such properties are capitalized. Expenses related to holding such real estate, net of rental and other income, are charged against income as incurred. An allowance for foreclosed real estate losses is established through a provision for foreclosed real estate losses for declines in fair value after acquisition. Any subsequent writedowns are charged to the allowance and any recoveries of amounts previously written down are added to the allowance.

        OFFICE PREMISES AND EQUIPMENT
            AND DEPRECIATION

            Office premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets (office premises, 30-50 years; equipment, 5-10 years).

        INCOME TAXES

            Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

        ADVERTISING COSTS

            The Company follows the policy of charging the production costs of advertising to expense as incurred.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        DERIVATIVES

            The Company has no derivative financial instruments requiring disclosure under Statement of Financial Accounting Standards ("SFAS") No. 119.

        COMPREHENSIVE INCOME

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of July 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

            The components of other comprehensive income and related tax effects are as follows:

                                                             YEARS ENDED
                                                               JUNE 30,
                                                   1999          1998            1997
                                               -----------    -----------    -----------
                                                            (In thousands)
Unrealized holding (losses) gains on
     securities available-for-sale .........   $(1,008,369)   $    50,144    $    81,750

Less reclassification adjustment
     for (losses) gains realized in income .          --             --             --
                                               -----------    -----------    -----------

               Net unrealized (losses) gains    (1,008,369)        50,144         81,750

Tax effect .................................       400,918        (19,937)       (32,503)
                                               -----------    -----------    -----------


Net-of-tax amount ..........................   $  (607,451)   $    30,207    $    49,247
                                               ===========    ===========    ===========

        RECLASSIFICATIONS

            Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation format. These reclassifications had no effect on net income.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
2.      CONVERSION TO STOCK FORM
            OF OWNERSHIP

        On December 30, 1998,: (i) the Company converted from a state chartered mutual savings and loan association to a state chartered stock savings bank; (ii) the Company issued all of its outstanding capital stock to Security of Pennsylvania Financial Corp.; and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share, 1,384,658 shares of Common Stock to certain eligible account holders of the Company who had subscribed for such shares (collectively, the "Conversion"), by selling 126,960 shares to the Company's Employee Stock Ownership Plan and related trust ("ESOP") and by contributing 75,382 shares of Common Stock to Security Savings Charitable Foundation (the "Foundation"). The Conversion resulted in net proceeds of $12.9 million, after expenses of $986,000. The Company also established the Foundation, dedicated to the communities served by the Company. In connection with the Conversion, the common stock contributed by the Company to the Foundation at a value of $753,820 was charged to expense.

        Prior to the initial public offering and as a part of the subscription offering, in order to grant priority to eligible depositors, the Company established an off-balance-sheet liquidation account (restricted retained earnings) at the time of the conversion in an amount equal to the equity of the Company as of the date of its latest balance sheet date, June 30, 1998, contained in the final prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Company, (and only in such an event), eligible depositors who continue to maintain accounts at the Company shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account, which decreases if the balances of eligible deposits decreases at the annual determination dates, approximated $9.2 million at the date of conversion.

        The  Company  may not  declare  nor pay  dividends  on its stock if such
        declaration   and  payment   would   violate   statutory  or  regulatory
        requirements.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
3.      DEBT AND EQUITY SECURITIES

        Held-to-maturity securities at June 30, 1999 and 1998 were as follows:

                                                            1999
                                 ----------------------------------------------------------
                                  AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                    COST           GAINS           LOSSES           VALUE
                                 ----------      ----------      ----------      ----------
Commercial paper ..........      $1,492,064      $     --        $     --        $1,492,064
                                 ==========      ==========      ==========      ==========

                                                            1998
                                 ----------------------------------------------------------
                                  AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                    COST           GAINS           LOSSES           VALUE
                                 ----------      ----------      ----------      ----------
U. S. government agency
    securities ............      $2,801,355      $    9,127            --        $2,810,482
Corporate obligations .....          79,012            --              --            79,012
Mortgage-backed
    securities (FNMA, GNMA)       2,281,088          16,893      $      649       2,297,332
State and political
    subdivisions ..........         164,322            --             1,559         162,763
                                 ----------      ----------      ----------      ----------

              Total .......      $5,325,777      $   26,020      $    2,208      $5,349,589
                                 ==========      ==========      ==========      ==========

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        Available-for-sale securities at June 30, 1999 and 1998 were as follows:

                                                                1999
                                    --------------------------------------------------------------
                                     AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                       COST            GAINS             LOSSES           VALUE
                                    -----------      -----------      -----------      -----------
Corporate obligations ........      $    53,424             --        $       584      $    52,840
U. S. Government agency
    securities ...............       12,793,305             --            266,336       12,526,969
Mortgage-backed securities
    (FNMA, GNMA) .............        3,830,401      $    22,863           62,418        3,790,846
State and political
    subdivisions .............        8,963,769             --            458,140        8,505,629
                                    -----------      -----------      -----------      -----------

         Total debt securities       25,640,899           22,863          787,478       24,876,284

Mutual funds .................        2,187,598             --            234,024        1,953,574
Federal Home Loan Bank
    of Pittsburgh stock ......          594,600             --               --            594,600
                                    -----------      -----------      -----------      -----------

              Total ..........      $28,423,097      $    22,863      $ 1,021,502      $27,424,458
                                    ===========      ===========      ===========      ===========

                                                                1998
                                    --------------------------------------------------------------
                                     AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                       COST            GAINS             LOSSES           VALUE
                                    -----------      -----------      -----------      -----------
U. S. Government agency
    securities ...............      $ 3,547,627      $     2,293      $     2,313      $ 3,547,607
Mortgage-backed securities
    (FNMA, GNMA) .............        1,317,978           34,546             --          1,352,524
State and political
    subdivisions .............          373,558             --              3,767          369,791
                                    -----------      -----------      -----------      -----------

         Total debt securities        5,239,163           36,839            6,080        5,269,922

Mutual funds .................        2,187,598             --            151,520        2,036,078

Federal Home Loan Bank
    of Pittsburgh stock ......          594,600             --               --            594,600
                                    -----------      -----------      -----------      -----------

              Total ..........      $ 8,021,361      $    36,839      $   157,600      $ 7,900,600
                                    ===========      ===========      ===========      ===========

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        Unamortized premiums on mortgage-backed securities held-to-maturity were $25,321 and $2,868 at June 30, 1999 and 1998, respectively. Unaccreted discounts on mortgage-backed securities held-to-maturity were $41,346 and $11,089 at June 30, 1999 and 1998, respectively.

        The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       HELD-TO-MATURITY                  AVAILABLE-FOR-SALE
                                          SECURITIES                         SECURITIES
                                ----------------------------      ----------------------------
                                 AMORTIZED          FAIR           AMORTIZED           FAIR
                                   COST             VALUE            COST             VALUE
                                -----------      -----------      -----------      -----------
Due in one year or less ..      $ 1,492,064      $ 1,492,064      $   214,110      $   213,590
Due after one year through
     five years ..........             --               --          2,998,243        2,956,905
Due after five years
     through ten years ...             --               --          7,664,177        7,470,833
Due after ten years ......             --               --         14,764,369       14,234,956
                                -----------      -----------      -----------      -----------

               Total .....      $ 1,492,064      $ 1,492,064      $25,640,899      $24,876,284
                                ===========      ===========      ===========      ===========

        There were no sales of any available-for-sale securities in 1999. Gross gains of $701 were realized on the call of a held-to-maturity security in 1998. Gross gains of $47,038 and gross losses of $30,262 were realized on the sale of available-for-sale securities in 1997.

        Securities with an amortized cost of $1,912,321 and $1,057,559 at June 30, 1999 and 1998, respectively were pledged as collateral on public deposits and for other purposes as required or permitted by law.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
        This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures.

        On April 1, 1999, the Company transferred certain held-to-maturity securities to the available-for-sale investment portfolio. The amortized cost of the securities was $1,087,285 with an unrealized gain, net of taxes of $1,431. This transfer was in accordance with special reassessment provision contained within SFAS No. 133 which was adopted by the Company as of April 1, 1999.


4.      LOANS RECEIVABLE

        Loans receivable at June 30, 1999 and 1998 were as follows:

                                                      1999               1998
                                                 ------------       ------------
Mortgage ..................................      $ 54,601,895       $ 56,056,778
Commercial real estate ....................         9,956,024          3,945,708
Consumer ..................................         8,898,691          9,934,736
                                                 ------------       ------------

                                                   73,456,610         69,937,222
    Less:
         Net deferred loan-origination fees          (248,972)          (274,102)
         Allowance for loan losses ........          (418,893)          (451,856)
                                                 ------------       ------------

                   Loans receivable, net ..      $ 72,788,745       $ 69,211,264
                                                 ============       ============

        One-to-four  family  residential  mortgage loans included in real estate
loans  totaled   $52,677,160   and  $54,721,745  at  June  30,  1999  and  1998,
respectively.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        The recorded investment in impaired loans, not requiring an allowance for loan losses, was $1,102,893 and $1,572,855 at June 30, 1999 and 1998, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $188,188 and $291,027 at June 30, 1999 and 1998, respectively. At June 30, 1999 and 1998, the related allowance associated with those loans, which is included in the allowance for loan losses was $15,000 and $35,000, respectively. For the years ended June 30, 1999 and 1998, the average recorded investment in these impaired loans was approximately $1,344,198 and $1,864,000, respectively. There was no interest income recognized on impaired loans in 1999, 1998 or 1997. Interest income that would have been recognized on impaired loans would have approximated $79,000, $102,000 and $134,000 in 1999,1998 and
        1997, respectively. The Company has no commitments to lend additional funds to borrowers whose loans were classified as nonperforming or troubled debt restructuring.

        An analysis of the allowance for loan losses for the years ended June 30, 1999, 1998 and 1997 is summarized as follows:

                                             1999          1998          1997
                                          ---------     ---------     ---------
Balance, beginning ...................    $ 451,856     $ 428,857     $ 447,000
Provision for loan losses ............       61,535       175,626        34,450
Loans charged off ....................     (110,126)     (177,505)      (61,763)
Recoveries of loans charged off ......       15,628        24,878         9,170
                                          ---------     ---------     ---------

Balance, ending ......................    $ 418,893     $ 451,856     $ 428,857
                                          =========     =========     =========

        At June 30, 1999 and 1998, the Company serviced loans for others of $85,000 and $140,000, respectively.

        In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its executive officers, directors and their affiliates. In the opinion of management, such transactions were on substantially the same terms, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Company. The Company offers officers and full-time employees of the Company who satisfy the general underwriting standards of the Company, loans with interest rates up to 1% below the current interest rate in effect.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        An analysis of the activity in loans to directors and executive officers for the years ended June 30, 1999, 1998 and 1997 follows:

                                               1999         1998         1997
                                            ---------    ---------    ---------
Balance, beginning of year ..............   $ 273,262    $ 219,364    $ 211,747
New loans ...............................     113,100       51,972       35,721
Repayments ..............................     (54,074)     (41,700)     (28,104)
Loan balance of new executive officer ...        --         43,626         --
                                            ---------    ---------    ---------

Balance, end of year ....................   $ 332,288    $ 273,262    $ 219,364
                                            =========    =========    =========

5.      OFFICE PREMISES AND EQUIPMENT

        Office premises and equipment at June 30, 1999 and 1998 were as follows:

                                                            1999         1998
                                                        ----------    ----------
Land and building ..................................    $  927,459    $  938,870
Improvements .......................................       854,155       848,784
Furniture and equipment ............................       932,913       883,490
                                                        ----------    ----------

              Total ................................     2,714,527     2,671,144

Less accumulated depreciation and amortization .....     1,433,186     1,306,792
                                                        ----------    ----------

Office premises and equipment, net .................    $1,281,341    $1,364,352
                                                        ==========    ==========

6.      FORECLOSED REAL ESTATE

        An analysis of the allowance for foreclosed real estate losses for the years ended June 30, 1999, 1998 and 1997 is summarized as follows:

                                                  1999       1998        1997
                                                --------   --------    --------
Balance, beginning ..........................   $ 12,000   $ 24,852    $ 44,000
Provision for foreclosed real estate losses .       --       22,000      59,886
Writedowns ..................................       --      (63,546)    (79,034)
Recoveries ..................................       --       28,694        --
                                                --------   --------    --------

Balance, ending .............................   $ 12,000   $ 12,000    $ 24,852
                                                ========   ========    ========

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
7.      DEPOSITS

        Deposits at June 30, 1999 and 1998 were as follows:

                                                                             1999
                                         --------------------------------------------------------------------
                                                                                                     WEIGHTED
                                                                                                     AVERAGE
                                             AMOUNT                      PERCENT                      RATE
                                             ------                      -------                      ----
Passbook and statement savings .......   $ 27,407,304                     28.60                       2.60%
Variable rate money market ...........      1,872,567                      1.96                       2.57%
Negotiable order of withdrawal .......     11,500,683                     12.00                       1.76%
Certificates of deposit ..............     55,034,876                     57.44                       5.29%
                                         ------------                    ------

          Total ......................   $ 95,815,430                    100.00%
                                         ============                    ======
                                                                            1998
                                         --------------------------------------------------------------------
                                                                                                     WEIGHTED
                                                                                                     AVERAGE
                                             AMOUNT                      PERCENT                      RATE
                                             ------                      -------                      ----
Passbook and statement savings .......   $ 29,052,601                     28.32%                      2.61%
Variable rate money market ...........      2,083,512                      2.03                       2.56%
Negotiable order of withdrawal .......     10,983,296                     10.70                       1.74%
Certificates of deposit ..............     60,484,136                     58.95                       5.59%
                                         ------------                    ------

          Total ......................   $102,603,545                    100.00%
                                         ============                    ======

        Scheduled maturities of certificates of deposits at June 30, 1999 are as follows:

            YEAR ENDED JUNE 30:
            -------------------
                 2000 .........................  $34,665,411
                 2001 .........................    9,621,329
                 2002 .........................    4,073,378
                 2003 .........................    3,920,540
                 2004 .........................    1,250,089
                 Thereafter ...................    1,504,129
                                                 -----------

                                Total .........  $55,034,876
                                                 ===========

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        Certificates of deposit in denominations of $100,000 or more amounted to $11,711,165 and $13,552,029 at June 30, 1999 and 1998, respectively.
        Certificates of deposits in denominations of greater than $100,000 are not insured by the FDIC.

        Interest expense on deposits for the years ended June 30, 1999, 1998 and 1997 is summarized as follows:

                                          1999           1998            1997
                                      ----------      ----------      ----------
Certificates of deposit ........      $3,075,680      $3,260,039      $3,007,740
Passbook savings ...............         801,860         795,011         826,597
Money market ...................          53,069          53,142          59,527
NOW ............................         167,350         151,766         135,109
                                      ----------      ----------      ----------

                    Total ......      $4,097,959      $4,259,958      $4,028,973
                                      ==========      ==========      ==========

8.      BORROWED FUNDS

        At June 30, 1999, the Company had $1,000,000 in short-term borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") due September 29, 1999 with interest at 5.33%.

        The Company also has a FHLB "Flex" credit line of $5,863,000 which expires March 25, 2000. There were no borrowings under the Flex credit line at June 30, 1999. The short term borrowings and Flex credit line are secured by the Company's FHLB stock, certain investment securities with a fair value of approximately $13,500,000 and approximately
        $53,000,000 of mortgage loans under a collateral pledge and security agreement.


9.      EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

        On November 12, 1998, the Company's Board of Directors approved the creation of a leveraged employee stock ownership plan ("ESOP") for the benefit of employees who meet the eligibility requirements which include having completed one year of service with the Company and having attained age twenty-one. The ESOP purchased shares of the Company's common stock with proceeds from a loan from the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. The loan bears interest at the prime rate adjusted annually. Interest is payable quarterly and principal payable in equal quarterly installments over twelve years. The loan is secured by the shares of the stock purchased.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid each quarter. The Company accounts for its leveraged ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends or unallocated ESOP shares are recorded as a reduction of debt.

        Compensation expense for the ESOP was $43,009 for the year ended June 30, 1999.

        ESOP share transactions for the year ended June 30, 1999 were as follows:

            ESOP shares purchased                                   126,960
            ESOP shares committed to be released                     (4,225)
                                                                 ----------

                 Unreleased ESOP shares at end of year              122,735
                                                                 ==========

            Fair value of unreleased shares                      $1,304,059
                                                                 ==========

10.     INCOME TAXES

        The Small Business Job Protection Act of 1996, enacted August 20, 1996, provided for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. The repeal of the use of this method was effective for tax years beginning after December 31, 1995. Prior to the change in law, the Association had qualified under the provisions of the Internal Revenue Service Code which permitted it to deduct from taxable income an allowance for bad debts based on 8% of taxable income.

        The Association is required to recapture into income, over a six year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Association ceases to qualify as an Association for federal income tax purposes, are restricted with respect to certain distributions. The Association's total tax bad debt reserves at June 30, 1998, are approximately $2.3 million, of which $1.9 million represents the base year amount and $400,000 is subject to recapture. The Association has previously recorded a deferred tax liability for the amount to be recaptured; therefore, this recapture will not impact the statement of income.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        The provision for income taxes is comprised of the following:

                                            1999           1998           1997
                                          ---------      ---------     ---------
Currently payable ...................     $ 137,830      $ 460,140     $ 195,089
Deferred ............................       (36,246)        46,160       148,892
                                          ---------      ---------     ---------

               Total provision ......     $ 101,584      $ 506,300     $ 343,981
                                          =========      =========     =========

        The effective income tax rate for the years ended June 30, 1999, 1998 and 1997 was 30.2%, 45.1% and 62.1%, respectively. A reconciliation between the expected statutory income tax rate and the effective income tax rate on income before taxes follows:

                                  1999                  1998                1997
                           -----------------     ----------------    ----------------
                            AMOUNT        %        AMOUNT      %       AMOUNT      %
                           ---------    ----     ---------   ----    ---------   ----
Provision at statutory
    rate ...............   $ 114,229    34.0%    $ 381,998   34.0%   $ 188,201   34.0%
State income tax, net
    of federal benefit .      48,576    14.5       117,744   10.5       17,424    3.1
Tax exempt income ......     (50,646)  (15.1)         --                   --     --
Other, primarily bad
    debt deduction .....     (10,575)   (3.2)        6,558     .6      138,356   25.0
                           ---------    ----     ---------   ----    ---------   ----

                   Total   $ 101,584    30.2%    $ 506,300   45.1%   $ 343,981   62.1%
                           =========    ====     =========   ====    =========   ====

        The components of the net deferred tax asset (liability) are as follows at June 30:

                                             1999          1998         1997
                                          ---------     ---------     ---------
Deferred tax asset:
     Deferred loan fees, net .........    $  57,288     $  60,959     $  95,072
     Unrealized holding losses .......      259,969
Deferred tax liabilities:
     Unrealized holding gains ........          --        (10,458)       (4,881)
     Allowance for loan losses .......     (100,194)     (141,052)     (135,981)
     Depreciation ....................      (18,934)      (17,993)      (11,017)
                                          ---------     ---------     ---------

                        Total ........    $ 198,129     $(108,544)    $ (56,807)
                                          =========     =========     =========

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        The  deferred  tax  asset   (liability)  is  included  in  other  assets
        (liabilities) on the balance sheet.


11.     OTHER NONINTEREST EXPENSE

        Other noninterest expense amounts are summarized as follows for the years ended June 30, 1999, 1998 and 1997:

                                              1999          1998          1997
                                            --------      --------      --------
Outside service fees .................      $203,461      $210,924      $200,053
Advertising and promotion ............        53,509        50,725        44,014
All other expenses ...................       300,940       232,847       240,877
                                            --------      --------      --------

                    Total ............      $557,910      $494,496      $484,944
                                            ========      ========      ========

12.     PENSION PLAN

        The Company participates in a contributory defined benefit multi-employer pension plan administered through Pentegra. The Company makes annual contributions to the Plan equal to amounts accrued for pension expense. Total pension expense for the years ended June 30, 1999, 1998 and 1997 was $3,431, $3,581 and $29,364, respectively. The relative position of the Company regarding the accumulated plan benefits and net assets of the Plan is not readily determinable by the Company.


13.     EARNINGS PER SHARE

        Earnings per share, basic and diluted, were $.04 for the six months ended June 30, 1999. Proforma earnings per share would have been $.16 had the shares been outstanding for the entire twelve month period. Due to the Association's December 1998 conversion and the formation of Security of Pennsylvania Financial Corp., earnings per share figures for prior year periods are not applicable.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        The following table presents the earnings per share computation:

            Net income for the six months ended June 30, 1999 ....  $     60,032
                                                                    ============

            Weighted average shares outstanding for the six
                 months ended June 30, 1999 ......................     1,461,797
                                                                    ============

            Earnings per share ...................................  $        .04
                                                                    ============

        Basic and diluted earnings per share are the same since the Company has no potential dilutive common stock.


14.     FEDERAL DEPOSIT INSURANCE CORPORATION
            (FDIC) SPECIAL ASSESSMENT

        On September 30, 1996, legislation was enacted to bring the funding level of the Savings Association Insurance Fund (of which Security Savings Association is a member) of the FDIC to the same level as the Bank Insurance Fund of the FDIC. As a result of that legislation, the Company paid a single premium payment of $619,763 for the year ended June 30, 1997. The impact of this single premium payment, net of estimated federal and state taxes on 1997 net income tax was approximately $372,000. The single premium payment was assessed at 65.7 basis points of the March 31, 1995 deposit base of the Company. With the enactment of the legislation, the regular assessment rate for the fourth quarter, October 1 to December 31, 1996, was lowered retroactively from
        57.5 to 16.25 basis points. Beginning January 1, 1997, annual premium assessments further decreased to an annual premium level of 15.75 basis points. During the year ended June 30, 1999, the premium level ranged from 15.25 to 15.70 basis points.


15.     RELATED PARTY TRANSACTIONS

        The Company retains a law firm, in which a member of the Company's Board of Directors also is a member, that provides general legal counsel to the Company. The Company paid $35,487, $25,513 and $25,874 in legal fees to this firm for the years ended June 30, 1999, 1998 and 1997, respectively.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
16.     FINANCIAL INSTRUMENTS WITH
            OFF-BALANCE-SHEET RISK

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. These commitments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these commitments express the extent of involvement the Company has in particular classes of financial instruments.

        The Company's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

        The Company's contract amounts of commitments to extend credit which represent credit risk at June 30, 1999 and 1998 were $3,088,122 and $2,011,917, respectively. These amounts exclude undisbursed portions of loans in process amounting to $1,871,867 and $1,109,499 at June 30, 1999 and 1998, respectively.

        Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company on extension of credit, is based on management's credit assessment of the counterparty.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
17.     REGULATORY MATTERS

        The Association is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total assets (as defined). Management believes, as of June 30, 1999, that the Association meets all capital adequacy requirements to which it is subject.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The Association's actual capital amounts and ratios are presented in the following table. No deductions were made in either year from capital for interest-rate risk.

                                                                      (DOLLARS IN THOUSANDS)
                                           -----------------------------------------------------------------------------
                                                                                                          TO BE WELL
                                                                           FOR CAPITAL                 CAPITALIZED UNDER
                                                                            ADEQUACY                  PROMPT CORRECTIVE
                                                 ACTUAL                     PURPOSES                  ACTION PROVISIONS
                                           ------------------           ---------------                ---------------
             JUNE 30, 1999                  AMOUNT      RATIO           AMOUNT    RATIO                AMOUNT    RATIO
             -------------                  ------      -----           ------    -----                ------    -----
Total Capital (to Risk Weighted
    Assets) (risk-based capital ratio)     $16,317      26.8%           $4,863    =>8.0%               $6,079   =>10.0%

Tier I Capital (to Risk Weighted
    Assets)                                $15,898      26.2%           $2,431    =>4.0%               $3,647   =>6.0%

Tier I Capital (to Total  Assets)
    (core capital ratio)                   $15,898      13.4%           $4,761    =>4.0%               $5,952   =>5.0%

                                                                      (DOLLARS IN THOUSANDS)
                                           -----------------------------------------------------------------------------
                                                                                                          TO BE WELL
                                                                           FOR CAPITAL                 CAPITALIZED UNDER
                                                                            ADEQUACY                  PROMPT CORRECTIVE
                                                 ACTUAL                     PURPOSES                  ACTION PROVISIONS
                                           ------------------           ---------------                ---------------
             JUNE 30, 1998                  AMOUNT      RATIO           AMOUNT    RATIO                AMOUNT    RATIO
             -------------                  ------      -----           ------    -----                ------    -----
Total Capital (to Risk Weighted
    Assets) (risk-based capital ratio)      $9,814      16.9%           $4,641    =>8.0%               $5,801   =>10.0%

Tier I Capital (to Risk Weighted
    Assets)                                 $9,362      16.1%           $2,321    =>4.0%               $3,481   =>6.0%

Tier I Capital (to Total  Assets)
    (core capital ratio)                    $9,362       8.4%           $4,485    =>4.0%               $5,606   =>5.0%

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                   JUNE 30,
                                                              ------------------
                                                                1999      1998
                                                              -------    -------
Regulatory capital reconciliation (in thousands):
     Total equity ........................................    $15,159    $ 9,231

     Unrealized losses on certain available-for-sale
          securities, net of taxes .......................        739        131
                                                              -------    -------

     Tangible and core capital ...........................     15,898      9,362

     Allowance for loan losses ...........................        419        452
                                                              -------    -------

     Risk based capital ..................................    $16,317    $ 9,814
                                                              =======    =======

18.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Also, it is the Company's general practice and intention to hold most of its financial instruments to maturity and not to engage in trading or sales activities. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        Estimated fair values have been determined by the Company using historical data, as generally provided in the Company's regulatory reports, and an estimation methodology suitable for each category of financial instruments. The estimated fair value of the Company's investment securities is described in Note 3. The Company's fair value estimates, methods and assumptions are set forth below for the Company's other financial instruments.

        Cash and due from banks and interest-bearing deposits with banks:

            The carrying amounts for cash and due from banks and interest-bearing deposits with banks approximate fair value because they generally mature in 90 days or less and do not present unanticipated credit concerns.

        Loans:

            Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

            The fair value of performing loans, except residential mortgage is calculated by discounting schedules cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated using discounted rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

            Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discounted rates are judgmentally determined using available market information and specific borrower information.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        Deposits:

            The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of the valuation date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

            The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

        Borrowed Funds:

            The fair value of borrowed funds was estimated using rates currently available to the Company for debt with similar terms and remaining maturities.

        Accrued Interest:

            The carrying amounts of accrued interest approximate their fair values.

        Off-balance-sheet instruments:

            The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
        The estimated fair values of the Company's financial instruments are as follows at June 30 (in thousands):

                                                   1999                  1998
                                           -------------------   -------------------
                                           CARRYING     FAIR     CARRYING     FAIR
                                            AMOUNT     VALUE      AMOUNT      VALUE
                                           --------   --------   --------   --------
Financial assets:
     Cash and due from banks ............  $  1,853   $  1,853   $  3,272   $  3,272

     Interest-bearing deposits
          with banks ....................    13,383     13,383     24,043     24,043

     Held-to-maturity securities ........     1,492      1,492      5,326      5,350

     Available-for-sale
          securities ....................    27,424     27,424      7,901      7,901

     Loans, net of allowance ............    72,789     73,223     69,211     70,123

     Accrued interest receivable ........       835        835        619        619

Financial liabilities:
     Deposits ...........................    95,815     95,650    102,604    102,672

     Accrued interest payable ...........       281        281        206        206

     Borrowed funds .....................     1,000      1,000       --         --

Off-balance sheet financial instruments:
          Commitments to extend
               credit ...................      --        3,088       --        2,012

SECURITY OF PENNSYLVANIA FINANCIAL
    CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
19.     YEAR 2000 RISKS (UNAUDITED)

        Like virtually every organization, the Company is subject to risks associated with the Year 2000 Issue (the "Issue"). The Issue is the result of shortcomings in electronic data processing systems which affect computer software and hardware, transactions with customers, vendors and other organizations; and equipment dependent on microchips. The Company is in the process of assessing and implementing necessary changes related to the Issue but has not completed the process of identifying and remediating potential year 2000 problems. It is not possible for any organization to guarantee the results of its own remediation efforts or to accurately predict the impact of the Issue on third parties with which the Company does business.

        Because of the unprecedented nature of the Issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that entities with whom the Company does business will be year 2000 ready. If the Company's efforts or those of third parties with which it does business are not successful, the Issue could adversely affect the Company's operations and financial condition.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                  The information relating to Directors, Executive Officers, Promoters and Control Persons of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 1999 at pages 4 through 6 and 9.

ITEM 10.   EXECUTIVE COMPENSATION.

                  The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in October 25, 1999 at pages 7 through 9.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 1999, at page 5.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 1999, at pages 9 through 10.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.            Financial Statements

                  The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7:

                  o  Independent Auditors' Report
                  o  Consolidated Balance Sheet as of June 30, 1999 and 1998
                  o Consolidated Statement of Income for the Years Ended June 30, 1999, 1998 and 1997
                  o  Consolidated Statement of Changes in Stockholders'
                     Equity for the Years Ended June 30, 1999, 1998 and 1997
                  o Consolidated Statement of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997
                  o  Notes to Consolidated Financial Statements

(a) 2.            Financial Statement Schedules

                  Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)               Reports on Form 8-K filed during the last quarter of 1999

                  No reports were filed on Form 8-K during the last quarter of 1999.

(c)               Exhibits Required by Securities and Exchange Commission
                  Regulation S-B

 Exhibit
 Number
--------
 2.1 Amended Plan of Conversion (including the Stock Articles of Incorporation and Bylaws of the Security Savings Association of Hazleton) (1)
 3.1               Certificate of Incorporation of Security of Pennsylvania
                   Financial Corp. (1)
 3.2               Bylaws of Security of Pennsylvania Financial Corp. (1)
 10.1 Employment Agreement between Richard C. Laubach and Security of Pennsylvania Financial Corp.(2)
 10.2 Employment Agreement between Richard C. Laubach and Security Savings Association of Hazleton(2)
 10.7 Form of Security Savings Association Supplemental Executive Retirement Plan (1)
 10.8 Form of Security Savings Association of Hazleton Employee Severance Compensation Plan (1)
 27.0              Financial Data Schedule

-------------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63271.

(2) Incorporated by reference into the document from the Exhibits filed with the Form 10-QSB for the quarter ended December 31, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SECURITY OF PENNSYLVANIA FINANCIAL CORP.

                                 /s/ Richard C. Laubach
                                 -----------------------------------------------
                                 Richard C. Laubach
                                 President, Chief Executive Officer and Director


                  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

         Name                                 Title                                      Date
         ----                                 -----                                      ----

/s/ Richard C. Laubach             President, Chief Executive                     September 16, 1999
----------------------------       Officer and Director
Richard C. Laubach                 (principal executive officer)



/s/ David P. Marchetti, Sr.        Chief Financial Officer                        September 16, 1999
----------------------------       and Treasurer (principal accounting
David P. Marchetti, Sr.            and financial officer)


/s/ Vincent L. Marusak             Chairman of the Board                          September 16, 1999
----------------------------
Vincent L. Marusak


/s/ Frederick L. Barletta          Director                                       September 16, 1999
----------------------------
Frederick L. Barletta


/s/ Peter B. Deisroth              Director                                       September 16, 1999
----------------------------
Peter B. Deisroth


/s/ George J. Hayden               Director                                       September 16, 1999
----------------------------
George J. Hayden


/s/ Joseph E. Lundy                Director                                       September 16, 1999
----------------------------
Joseph E. Lundy


/s/ John J. Raynock                Director                                       September 16, 1999
----------------------------
John J. Raynock


/s/ Anthony P. Sidari              Director                                       September 16, 1999
----------------------------
Anthony P. Sidari