Form 10QSB
period 1999-09-30
SECURITY OF PENNSYLVANIA FINANCIAL CORP
filed 1999-11-12
CIK 1069880

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

                                                            YES   X   NO
                                                               ------   ------

                                                            YES       NO   X
                                                               ------   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 1,507,650 shares of common stock, par value $0.01 per share, outstanding as of November 4, 1999.

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.

                                   FORM 10-QSB

                                      INDEX
                                                                                   Page
                                                                                   ----
PART I.FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet at
           September 30, 1999 (unaudited) and June 30, 1999 .......................  1

           Consolidated  Income Statement and Statement of Comprehensive Income
           for the Three Months Ended September 30, 1999 and 1998 (unaudited) .....  2

           Consolidated Statement of Changes in Equity
           for the Three Months Ended September 30, 1999 ..........................  3

           Consolidated Statement of Cash Flows for the
           Three Months Ended September 30, 1999 and 1998 .........................  4

           Notes to Consolidated Financial Statements .............................  5

Item 2.    Management's Discussion and Analysis or Plan of Operation ..............  6

PART II:OTHER INFORMATION

Item 1.    Legal Proceedings ...................................................... 11

Item 2.    Changes in Securities and Use of Proceeds .............................. 11

Item 3.    Defaults Upon Senior Securities ........................................ 11

Item 4.    Submission of Matters to a Vote of Security Holders .................... 11

Item 5.    Other Information ...................................................... 11

Item 6.    Exhibits and Reports on Form 8-K ....................................... 12

SIGNATURES ........................................................................ 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
           --------------------

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                SEPTEMBER 30, 1999 (UNAUDITED) AND JUNE 30, 1999
             (In thousands, except share and per share information)

                                                                    September 30,   June 30,
                                                                        1999         1999
                                                                     ----------    ---------
                                                                    (Unaudited)
Assets:
         Cash and cash equivalents ................................        $991       $1,853
         Interest-bearing deposits with banks .....................      11,493       13,383
                                                                      ---------    ---------
            Total cash and cash equivalents .......................      12,484       15,236
         Held-to-maturity securities (fair value of $5,415 at
            9/99 and $1,492 at 6/99)...............................       9,373        1,492

         Available for sale securities ............................      27,459       27,424
         Loans (less allowance for loan loss of $430 at 9/99
            and $419 at 6/99)......................................      77,560       72,789
         Property and equipment, net ..............................       1,292        1,281
         Accrued interest receivable ..............................         881          836
         Real estate owned, net ...................................         134           53
         Other assets .............................................         466          420
                                                                      ---------    ---------
                  Total assets ....................................    $129,650     $119,531
                                                                      =========    =========
Liabilities and Equity:

         Deposits .................................................     $97,953      $95,815
         Advances from borrowers for taxes and insurance ..........          15           26
         Borrowed funds ...........................................       9,000        1,000
         Accrued interest payable and other liabilities ...........         197          174
                                                                      ---------    ---------
                  Total liabilities ...............................     107,165       97,015

         Common Stock ($.01 par value; 6,000,000 authorized shares,
            1,587,000 shares issued ...............................          16           16
         Additional paid-in capital ...............................      14,869       14,869
         Unearned Employee Stock Ownership Plan (ESOP) shares .....      (1,210)      (1,227)
         Retained earnings - substantially restricted .............       9,834        9,596
         Accumulated other comprehensive income ...................      (1,024)        (738)
                                                                      ---------    ---------
                  Total equity ....................................      22,485       22,516
                                                                      ---------    ---------

                  Total liabilities and equity ....................    $129,650     $119,531
                                                                       ========     ========

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                          CONSOLIDATED INCOME STATEMENT

      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                 (in thousands)

                                                              Sepember 30,  September 30,
                                                                 1999           1998
                                                               -------         -------
                                                                     (Unaudited)
Interest income:
         Loans .............................................    $1,426         $1,335
         Interest and dividends on securities:
                  Taxable ..................................       464            321
                  Non-taxable ..............................       119              7
                  Dividends ................................        10             10
                  Interest-bearing deposits with banks .....       133            246
                                                               -------        -------
                           Total interest income ...........     2,152          1,919
Interest expense:
         Deposits ..........................................       970          1,085
         FHLB advances and other borrowings ................        50             --
                                                               -------        -------
                  Total interest expense ...................     1,020          1,085

         Net interest income ...............................     1,132            834
         Provision for loan losses .........................         9              5
                                                               -------        -------
         Net interest income after provision for loan losses     1,123            829

Noninterest income:
         Other loan fees and service charges ...............        92             69
         Gain (loss) on sale of:
                  Real estate owned ........................       (21)             1
                  Other ....................................        11             12
                                                               -------        -------
                           Total noninterest income ........        82             82

Noninterest Expense:
         Salaries and net employee benefits ................       388            322
         Occupancy costs ...................................        68             68
         Federal deposit insurance premiums ................        14             15
         Data processing ...................................        39             38
         Professional fees .................................        79             37
         Foreclosed real estate expenses, net ..............        32             31
         Charitable contributions ..........................         5              2
         Other noninterest expense .........................       136            107
                                                               -------        -------
                           Total noninterest expense .......       761            620

Income before provision for income taxes ...................       443            290
Income tax provision .......................................       126             92
                                                               -------        -------
NET INCOME .................................................      $317           $199
                                                               =======        =======

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                 (in thousands)

                                                                                September 30,       September 30,
                                                                                      1999                1998
                                                                               -----------------   -----------------
                                                                                           (Unaudited)
Net income ....................................................................           $ 317                $199

Increase/(decrease) in unrealized losses available-for-sale securities ........           (285)                  49
                                                                                          -----                ----

Comprehensive income ..........................................................            $ 32                $248
                                                                                          =====                ====


                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                         STATEMENT OF CHANGES IN EQUITY

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)

                                                                                      Accumulated
                                                  Additional                             Other
                                       Common      Paid-in              Retained     Comprehensive      Net
                                        Stock      Capital     ESOP     Earnings        (Loss)         Equity
                                     ---------  ---------- ----------  ----------  --------------  -----------
Balance at June 30, 1999 .........     $ 16      $ 14,869   $ (1,227)   $  9,596      $   (738)     $ 22,516
Net income .......................       --            --         --         317            --           317
Dividend payment .................       --            --         --         (79)           --           (79)
Increase in unrealized losses on
   available-for-sale securities..       --            --         --          --          (286)         (286)
ESOP shares earned ...............       --            --         17          --            --            17
                                       ----      --------   --------    --------      --------      --------
Balance at September 30, 1999 ....     $ 16      $ 14,869   $ (1,210)   $  9,834      $ (1,024)     $ 22,485
                                       ====      ========   ========    ========      ========      ========

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (in thousands)

                                                        September 30,  September 30,
                                                             1999        1998
                                                         -----------    ----------
                                                                (unaudited)
OPERATING ACTIVITIES:
Net income ............................................   $    371    $    198
Adjustments to reconcile net income to net cash
         provided by operating activities:
Provision for loan losses and foreclosed real estate ..          9           5
Depreciation and amortization .........................         26          62
Dividend Payment ......................................        (78)         --
Real estate acquired through foreclosure ..............        (81)        (40)
Change in assets and liabilities:
         Accrued interest receivable ..................        (46)        (44)
         Other assets .................................         96        (364)
         Accrued interest payable and other liabilities         23          98
                                                          --------    --------

Net cash provided by operating activities .............        257         (85)
                                                          --------    --------

INVESTMENT ACTIVITIES:
Purchase of held-to-maturity securities ...............     (7,622)       (420)
Purchase of available-for-sale securities .............       (285)     (2,250)
Proceeds from maturities of held-to-maturity securities      2,094       1,886
Proceeds from the call of held-to-maturity securities .        250          --
Proceeds from maturities and principal paydowns on
         available-for-sale securities ................         --       1,796
Loans made to customers, net of principal collected ...     (4,771)        365
Acquisition of office premises and equipment ..........        (37)        (37)

NET CASH USED IN INVESTING ACTIVITIES .................    (10,371)      1,340
                                                          --------    --------

FINANCING ACTIVITIES:

Net increase (decrease) in deposit accounts ...........      2,138      (2,316)
Net (decrease) in advances from borrowers
         for taxes and insurance ......................        (11)        (23)
Borrowed funds ........................................      8,000          --
                                                          --------    --------

Net cash provided by financing activities .............     10,127      (2,339)
                                                          --------    --------

Increase (decrease) by cash and equivalents ...........      4,747        (910)
Cash and equivalents - beginning of the year ..........     11,858      27,315
                                                          --------    --------
Cash and equivalents - end of year ....................   $ 16,605    $ 26,405
                                                          ========    ========

Supplemental Disclosure of Cash Flow Information:
         Interest paid on deposits ....................   $  3,138    $    987
         Income taxes paid ............................        (65)         77

Supplemental Disclosure of Non-Cash Information:
         Transfer from loans to real estate owned .....         50          35

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                   Notes to Consolidated Financial Statements

(1)      ORGANIZATION

         Security of Pennsylvania Financial Corp. (the Company") was incorporated under the laws of Delaware in August 1998 for the purpose of serving as the holding company of Security Savings Association of Hazleton (the "Association") as part of the Association's conversion from the mutual to stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). The Association is regulated by the Commonwealth of Pennsylvania, the OTS and the Federal Deposit Insurance Corporation. The Conversion, completed on December 30, 1998 resulted in the Company issuing an aggregate of 1,587,000 shares of its common stock, par value $.01 per share, at a price of $10 per share, of which 1,511,617 shares were issued in a subscription offering and 75,383 shares were issued and sold to Security Savings Charitable Foundation. Prior to the Conversion, the Company had not engaged in any material operations.

(2)      ACCOUNTING PRINCIPLES

         The accompanying unaudited financial statements of Security of Pennsylvania Financial Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

         For further information, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
        ----------------------------------------------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 1999, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

MANAGEMENT STRATEGY

         The Company's operating strategy has been that of a community-based banking institution, offering a wide variety of savings products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, multi-family and commercial real estate and construction lending. Additionally, in February 1999, the Association opened a commercial loan department. The Association expects to expand its services in that area. In order to promote long-term financial strength and profitability, the Association's operating strategy has focused on: (i) maintaining strong asset quality by originating primarily one- to four-family mortgage loans and home equity loans and lines of credit secured by residential real estate located in its market area; (ii) managing its interest rate risk within the context of its significant fixed-rate one- to four-family mortgage lending activity; (iii) providing products and delivery systems directed at the needs and expectations of its customer base, including through taking advantage of technological advances when appropriate; and (iv) maintaining a strong regulatory capital position.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE 30, 1999

         Total assets increased $10.1 million, or 8.5%, to $129.7 million at September 30, 1999 compared to $119.5 million at June 30, 1999. The increase was primarily due a $7.9 million increase in held-to-maturity securities due to the purchase of additional callable government agency securities and short-term commercial paper investments. The loan portfolio also increased $4.7 million, primarily due to $5.9 million of mortgage loan originations during the quarter. These increases were primarily funded by Federal Home Loan Bank borrowings which increased by $8.0 million to $9.0 million at September 30, 1999. An increase of $2.2 million in deposits, primarily due to special interest rates offered on certificates of deposit during the latter part of the quarter, also helped fund the asset growth. Total equity decreased $31,000 at September 30, 1999 primarily due to an increase in unrealized losses on securities and a dividend payment of $79,350, offset by increased earnings.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         GENERAL. The Company reported net income of $317,000, or $0.22 per share, for the three months ended September 30, 1999, which represented an increase of $118,300, or 59.5%, in net income compared to the three month period ended September 30, 1998. Due to the timing of the Association's conversion to stock form, earnings per share figures for the prior year's quarter are inapplicable. Based on annualized earnings, the return on assets for the quarter was 0.98% compared to 0.73% for the first quarter in 1998. Return on equity for the three months ended September 30, 1999 decreased to 5.64% compared to 8.33% for the three months ended September 30, 1998 as the Company continued to assimilate the infusion of capital it received in the conversion in higher-yielding investments.

         NET INTEREST INCOME. Net interest income increased $297,000, or 35.7%, from $834,000 for the three months ended September 30, 1998 to $1.1 million for the three months ended September 30, 1999, primarily due to higher outstanding loan and investment balances. The increase in loan and investment balances was due to $5.9 million in loan originations and a $7.9 million increase in the security portfolio during the quarter. A $64,000, or 5.9%, decrease in interest expense also contributed to the increase in net interest income. The decrease in interest expense was primarily attributable to lower interest rates paid on deposits, offset in part by the increased interest paid on Federal Home Loan Bank borrowings.

         PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management's evaluation of the quality and composition of the loan portfolio, the level of nonperforming loans and charge-offs, the amount of loan commitments and lines of credit outstanding and the general economy of the Company's market area. The provision for loan losses increased by $4,000, or 80.0%, to $9,000 for the three months ended September 30, 1999 compared to the September 30, 1998 quarter. At September 30, 1999 and September 30, 1998, the allowance for loan losses was $430,000 and $419,000, respectively, which represented 58.6% of nonperforming loans and 0.55% of total loans at September 30, 1999 and 24.6% of nonperforming loans and 0.65% of total loans at September 30, 1998.

         While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase its level of allowance for loan losses as a percentage of total loans and nonperforming loans if the level of multi-family, commercial, construction or consumer lending as a percentage of its total loan portfolio increases.

         NONINTEREST INCOME. Loan fees and service charges increased $22,800, or 33.0% for the three months ended September 30, 1999 compared to the prior quarter due to the high volume of loan originations in the quarter. Nevertheless, noninterest income remained at $82,000 for the three months ended September 30, 1999 and September 30, 1998 due to the loss of $21,000 on the sale of real estate owned compared to a gain of $1,000 on the sale of real estate owned for the three months ended September 30, 1998. The loss on the sale of real estate owned occurred as the Company continued to foreclose on problem loans and sell the real estate owned.

         NONINTEREST EXPENSE. Noninterest expense increased $141,000, or 22.8%, from $620,000 for the three months ended September 30, 1998 to $761,000 for the three months ended September 30, 1999 due primarily to increases in salaries and benefits, professional fees and other noninterest expense. Specifically, salaries and employee benefits increased $66,000, or 20.5%, from the first quarter in 1998 to the first quarter in 1999 due to ordinary merit raises and the addition of personnel to staff the new commercial loan department. Professional fees and other noninterest expense increased $42,000, or 114%, and $29,300, or 27.4%, respectively, primarily due to increased costs associated with the additional requirements of being a public company.

         PROVISION FOR INCOME TAXES. Income tax expense increased $34,000, or 36.9%, to $126,000 for the three months ended September 30, 1999 compared to $92,000 for the three months ended September 30, 1998, primarily due to the increase in pre-tax income. The effective tax rates were 28.4% and 31.7% for the three months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Company has continued to maintain levels of liquid assets greater than those required by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's currently required liquidity ratio is 4.0%. At September 30, 1999 and 1998 the Company's liquidity ratios were 32.1% and 22.0%, respectively.

         At September 30, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $16.2 million, or 12.6% of total adjusted assets, which is above the required level of $1.9 million, or 1.5%; core capital of $16.2 million, or 12.6%, of total adjusted assets, which is above the required level of $5.1 million, or 4.0%; and risk-based capital of $16.6 million, or 28.2%, of risk-weighted assets, which is above the required level of $4.7 million, or 8.0%.

         The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1999, the Company had advances outstanding from the FHLB of $9.0 million and at September 30, 1999 had an overall borrowing capacity from the FHLB of $55.5 million.

         The Company's most liquid assets are cash and due from banks, interest-bearing deposits with banks and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and due from banks, interest-bearing deposits with banks and investment securities available for sale totaled $40.0 million, or 30.9% of total assets.

         At September 30, 1999, the Company had commitments to originate loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $6.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from September 30, 1999, totaled $33.9 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

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

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the implementation of this statement, the Company, as of April 1, 1999, transferred debt securities classified as held-to-maturity to the available-for-sale category. Such transfer will not call into question the Company's intention to hold other debt to maturity in the future. This statement is effective for financial statements for periods beginning after June 15, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

                  Not applicable.

ITEM 3. Defaults Upon Senior Securities.
        --------------------------------

                  None.

ITEM 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

                  None.

ITEM 5. Other Information.
        ------------------

                  None.

ITEM 6. Exhibits and Reports On Form 8-K (Ss.249.308 of This Chapter)
        -------------------------------------------------------------

         (a)      Exhibits

                  2.1 Amended Plan of Conversion (including the Stock Articles of Incorporation and Bylaws of the Security Savings Association of Hazleton)*

                  3.1      Certificate   of   Incorporation   of   Security   of
                           Pennsylvania  Financial Corp.*

                  3.2      Bylaws of Security of Pennsylvania Financial Corp.*

                  11.0     Statement regarding Computation of Per Share Earnings

                  27.0     Financial Data Schedule

                  -----------------------------

                  * Incorporated by reference into this document from the Exhibits to the Form SB-2, Registration Statement, and any amendments thereto, Registration No. 333-63271

         (b)      Reports on Form 8-K

                           On  July  23,  1999,  the  Company  filed  an  8-K to
                  announce the declaration of a cash dividend. The press release announcing the dividend was filed by exhibit.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.

Dated: November 5, 1999         By: /s/ RICHARD C. LAUBACH
                                    -------------------------------
                                    Richard C. Laubach
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated: Novermber 5, 1999
                                By: /s/ DAVID P. MARCHETTI, SR.
                                    -------------------------------
                                    David P. Marchetti, Sr.
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)