Form 10QSB
period 1999-12-31
SECURITY OF PENNSYLVANIA FINANCIAL CORP
filed 2000-02-14
CIK 1069880

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 1,356,885 shares of common stock, par value $0.01 per share, outstanding as of February 11, 2000.

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet at
           December 31, 1999 (unaudited) and June 30, 1999 ..................  1

           Consolidated Income Statement and Statement of
           Comprehensive Income for the Three and Six Months
           Ended December 31, 1999 and 1998 (unaudited) .....................  2

           Consolidated Statement of Changes in Equity
           for the Six Months Ended December 31, 1999 .......................  4

           Consolidated Statement of Cash Flows for the
           Six Months Ended December 31, 1999 and 1998 ......................  5

           Notes to Consolidated Financial Statements .......................  6


Item 2.  Management's Discussion and Analysis or Plan of Operation ..........  6



PART II:          OTHER INFORMATION

Item 1.    Legal Proceedings ................................................ 13
Item 2.    Changes in Securities and Use of Proceeds ........................ 13
Item 3.    Defaults Upon Senior Securities .................................. 14
Item 4.    Submission of Matters to a Vote of Security Holders .............. 14
Item 5.    Other Information ................................................ 14
Item 6.    Exhibits and Reports on Form 8-K ................................. 15

SIGNATURES .................................................................. 16

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
           --------------------

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                           Consolidated Balance Sheet

                 December 31, 1999 (unaudited) and June 30, 1999
             (In thousands, except share and per share information)

                                                                     December 31,   June 30,
                                                                        1999          1999
                                                                      ---------    ---------
                                                                     (Unaudited)
Assets:
         Cash and cash equivalents ................................   $   2,293    $   1,853
         Interest-bearing deposits with banks .....................       9,715       13,383
                                                                      ---------    ---------
            Total cash and cash equivalents .......................      12,008       15,236
         Held-to-maturity securities ..............................       5,290        1,492
            (fair value of $4,345 at 12/99 and $1,492 at 6/99)
         Available for sale securities ............................      32,742       27,424
         Loans (less allowance for loan loss of $430 at 12/99 .....      78,986       72,789
            and $419 at 6/99)
         Property and equipment, net ..............................       1,271        1,281
         Accrued interest receivable ..............................         885          836
         Real estate owned, net ...................................         186           53
         Other assets .............................................         432          420
                                                                      ---------    ---------
                  Total assets ....................................   $ 131,800    $ 119,531
                                                                      =========    =========

Liabilities and Equity:
         Deposits .................................................   $ 100,135    $  95,815
         Advances from borrowers for taxes and insurance ..........          19           26
         Borrowed funds ...........................................      12,000        1,000
         Accrued interest payable and other liabilities ...........        (168)         174
                                                                      ---------    ---------
                  Total liabilities ...............................     111,986       97,015

         Common Stock ($.01 par value; 6,000,000 authorized shares,
            1,356,885 shares issued ...............................          16           16
         Additional paid-in capital ...............................      14,869       14,869
         Unearned Employee Stock Ownership Plan (ESOP) shares .....      (1,194)      (1,227)
         Treasury stock ...........................................      (2,377)        --
         Retained earnings - substantially restricted .............       9,933        9,596
         Accumulated other comprehensive income ...................      (1,433)        (738)
                                                                      ---------    ---------
                  Total equity ....................................      19,814       22,516
                                                                      ---------    ---------

                  Total liabilities and equity ....................   $ 131,800    $ 119,531
                                                                      =========    =========

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                          Consolidated Income Statement

       For the Three Months Ended December 31, 1999 and December 31, 1998
                                 (In thousands)

                                                            December 31,  December 31,
                                                                1999        1998
                                                               -------    -------
                                                                  (Unaudited)
Interest income:
         Loans .............................................   $ 1,459    $ 1,294
         Interest and dividends on securities:
                  Taxable ..................................       500        299
                  Non-taxable ..............................       114         11
                  Dividends ................................        10         10
                  Interest-bearing deposits with banks .....       106        240
                                                               -------    -------
                           Total interest income ...........     2,189      1,854

Interest expense:
         Deposits ..........................................     1,017      1,066
         FHLB advances and other borrowings ................       170       --
                                                               -------    -------
                  Total interest expense ...................     1,187      1,066

         Net interest income ...............................     1,002        788
         Provision for loan losses .........................      --           50
                                                               -------    -------
         Net interest income after provision for loan losses     1,002        738

Noninterest income:
         Other loan fees and service charges ...............        73         75
         Gain (loss) on sale of:
                  Real estate owned ........................       (28)      (113)
                  Other ....................................        15         10
                                                               -------    -------
                           Total noninterest income ........        60        (28)

Noninterest Expense:
         Salaries and net employee benefits ................       444        357
         Occupancy costs ...................................        60         67
         Federal deposit insurance premiums ................        15         15
         Data processing ...................................        36         36
         Professional fees .................................        57         16
         Foreclosed real estate expenses, net ..............        35         41
         Charitable contributions ..........................         2        755
         Other noninterest expense .........................       175        122
                                                               -------    -------
                           Total noninterest expense .......       824      1,409

Income before provision for income taxes ...................       238       (699)
Income tax provision .......................................        64       (222)
                                                               -------    -------
Net income .................................................   $   174    $  (477)
                                                               =======    =======

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                          Consolidated Income Statement

        For the Six Months Ended December 31, 1999 and December 31, 1998
                                 (In thousands)


                                                             December 31,     December 31,
                                                                 1999             1998
                                                            --------------   --------------
                                                              (Unaudited)
Interest income:
    Loans .............................................        $ 2,885         $ 2,630
    Interest and dividends on securities:
       Taxable ........................................            963             620
       Non-taxable ....................................            234              18
       Dividends ......................................             20              19
       Interest-bearing deposits with banks ...........            239             486
                                                               -------         -------
           Total interest income ......................          4,341           3,773

Interest expense:
    Deposits ..........................................          1,987           2,151
    FHLB advances and other borrowings ................            220            --
                                                               -------         -------
       Total interest expense .........................          2,207           2,151

    Net interest income ...............................          2,134           1,622
    Provision for loan losses .........................              9              55
                                                               -------         -------
    Net interest income after provision for loan losses          2,125           1,567

Noninterest income:
    Other loan fees and service charges ...............            165             144
    Gain (loss) on sale of:
       Real estate owned ..............................            (49)           (111)
       Other ..........................................             26              21
                                                               -------         -------
           Total noninterest income ...................            142              54

Noninterest Expense:
    Salaries and net employee benefits ................            832             679
    Occupancy costs ...................................            129             136
    Federal deposit insurance premiums ................             29              30
    Data processing ...................................             75              74
    Professional fees .................................            136              53
    Foreclosed real estate expenses, net ..............             68              72
    Charitable contributions ..........................              6             757
    Other noninterest expense .........................            311             228
                                                               -------         -------
           Total noninterest expense ..................          1,586           2,029

Income (Loss) before provision for income taxes .......            681            (408)
Income tax provision (benefit) ........................            189            (130)
                                                               -------         -------
Net income (loss) .....................................        $   492         $  (278)
                                                               =======         =======

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                 Consolidated Statement of Comprehensive Income

       For the Three Months Ended December 31, 1999 and December 31, 1998
                                 (In thousands)

                                                                                 December 31,        December 31,
                                                                                     1999                1998
                                                                               -----------------   -----------------
                                                                                            (Unaudited)
Net income ...........................................................               $ 174              $(476)
Increase/(decrease) in unrealized losses available-for-sale securities                (581)                (47)
                                                                                      -----             ------

Comprehensive income .................................................               $ 407             $ (523)
                                                                                      =====             ======


        For the Six Months Ended December 31, 1999 and December 31, 1998
                                 (In thousands)

                                                                               December 31,          December 31,
                                                                                   1999                  1998
                                                                              ----------------      ----------------
                                                                                (Unaudited)
Net income (loss).....................................................                $  491              $(278)
Increase (decrease) in unrealized losses available-for-sale securities                (1,008)                 2
                                                                                      ------              -----
   Comprehensive income (loss)                                                        $ (517)             $(276)
                                                                                      ======              =====


                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                         Statement of Changes in Equity

                  For the Three Months Ended December 31, 1999
                                 (In thousands)

                                                                                          Accumulated
                                               Additional                                   Other
                                      Common    Paid-in             Treasury  Retained   Comprehensive     Net
                                       Stock    Capital    ESOP       Stock   Earnings      (Loss)       Equity
                                       -----    -------    ----       -----   --------      ------       ------
Balance at June 30, 1999 .......    $     16    $ 14,869    $ (1,227)        $   --     $  9,596    $   (738)    $ 22,516
Net income .....................          --          --          --            492           --         492
Dividend payment ...............          --          --          --           (155)          --        (155)
Increase in unrealized losses on
   available-for-sale securities          --          --          --             --           --        (695)        (695)
ESOP shares earned .............          --          --          33             --           --          --           33
Stock repurchase ...............          --          --          --         (2,377)          --          --       (2,377)
                                    --------    --------    --------        --------       --------    --------     --------
Balance at December 31, 1999 ...    $     16    $ 14,869    $ (1,194)      $ (2,377)      $  9,933    $ (1,433)    $ 19,814
                                    ========    ========    ========        ========       ========    ========     ========

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                      Consolidated Statement of Cash Flows

                 For Six Months Ended December 31, 1999 and 1998
                                 (In thousands)

                                                                   December 31,  December 31,
                                                                      1999          1998
                                                                    --------      --------
                                                                         (unaudited)
Operating activities:
Net income (loss) .............................................     $    492      $   (279)
Adjustments to reconcile net income to net cash provided
         by operating activities:
Provision for loan losses and foreclosed real estate ..........            9            55
Amortization and accretion on investment securities ...........          104            81
Depreciation and amortization .................................          152            74
Dividend Payment ..............................................         (155)         --
(Gain) Loss on sale of real estate acquired through foreclosure         (133)            4
Change in assets and liabilities:
         Accrued interest receivable ..........................          (51)           98
         Other assets .........................................         (355)       (1,388)
         Accrued interest payable and other liabilities .......         (342)          284
                                                                    --------      --------

Net cash provided by operating activities .....................         (279)       (1,071)
                                                                    --------      --------
Investment activities:
Purchase of held-to-maturity securities .......................       (8,640)         --
Purchase of available-for-sale securities .....................       (6,984)       (8,120)
Proceeds from maturities of held-to-maturity securities .......        4,559          --
Proceeds from the call of held-to-maturity securities .........            6         6,435
Proceeds from maturities, calls and principal paydowns on
         available-for-sale securities ........................          250           600
Proceeds from principal paydowns of held-to-maturity securities          283           715
Loans made to customers, net of principal collected ...........       (6,205)       (2,773)
Release - ESOP shares .........................................           33          --
Acquisition of office premises and equipment ..................         (142)          (12)
Proceeds from sale of foreclosed real estate ..................           (9)          349
                                                                    --------      --------

Net cash used in investing activities .........................      (16,849)       (2,806)
                                                                    --------      --------
Financing activities:
Net increase in deposit accounts ..............................        4,320         2,360
Net (decrease) in advances from borrowers
         for taxes and insurance ..............................           (7)          (17)
Purchase - treasury stock .....................................       (2,377)         --
Borrowed funds ................................................       11,000          --
Net proceeds from issuance of common stock ....................         --          16,145
                                                                    --------      --------
Net cash provided by financing activities .....................       12,936        18,488
                                                                    --------      --------

Increase (decrease) by cash and equivalents ...................       (3,229)       16,152
Cash and equivalents - beginning of the period ................       15,236        11,858
                                                                    --------      --------
Cash and equivalents - end of period ..........................     $ 12,007      $ 28,010
                                                                    ========      ========

Supplemental Disclosure of Cash Flow Information:
         Interest paid on deposits ............................        1,987         2,151
         Income taxes paid ....................................          189          (130)

Supplemental Disclosure of Non-Cash Information:
         Transfer from loans to real estate owned .............          200           638

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

(2) Accounting Principles

         The accompanying unaudited financial statements of Security of Pennsylvania Financial Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

         For further information, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following analysis discusses changes in the financial condition and results of operations at and for the three months ended December 31, 1999, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

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

Comparison of Financial Condition at December 31, 1999 and June 30, 1999

         Total assets increased $12.3 million, or 10.3%, from $119.5 million at June 30, 1999 to $131.8 million at December 31, 1999. This increase was primarily due to a $9.1 million increase in our investment portfolio from $28.9 million at June 30, 1999 to $38.0 million at December 31, 1999. In addition, the loan portfolio increased $6.2 million from $72.8 million at June 30, 1999 to $79.0 million at December 31, 1999. The increase was primarily due to a $3.2 million increase in real estate loans and a $3.1 million increase in commercial loans, offset by a $162,000 decrease in consumer loans. The increase in commercial loans was primarily due to the increased efforts of the commercial loan department, which was formed in February 1999.

         This increase in assets was primarily funded by an $11.0 million increase in borrowings from the Federal Home Loan Bank, which went from $1.0 million at June 30, 1999 to $12.0 million at December 31, 1999. Additionally, deposits increased $4.3 million from $95.8 million at June 30, 1999 to $100.1 million at December 31, 1999. The increase in deposits was due to more aggressive pricing of certificates of deposit during the quarter which resulted in an increase in certificates of deposit of $4.1 million. The increase in certificates of deposit reflected both an infusion of new deposits and a shift in the deposit mix to certificates of deposit from passbook savings accounts, which decreased by $1.6 million. The increase in deposits was also attributable to a $1.8 million increase in NOW and money market accounts.

         Total equity decreased $2.7 million, or 12.0%, from $22.5 million at June 30, 1999 to $19.8 million at December 31, 1999. This decrease was primarily due to repurchase of 230,115 shares of stock at a total cost of $2.4 million during the quarter, offset by net income for the quarter of $174,000.

Comparison of Operating Results for the Three Months Ended
December 31, 1999 and 1998

         General. The Company reported net income of $174,000 for the three months ended December 31, 1999 compared to a net loss of $476,000 for the three months ended December 31, 1998. The loss reported in 1998 was due to a one-time expense of $754,000 in connection with the funding of a charitable foundation established in connection with the Association's conversion to the stock form of ownership in December 1998. Excluding the foundation contribution, the Company would have reported net income of approximately $276,000 for the three months ended December 31, 1999.

         Interest Income. Total interest income increased $335,000, or 18.1%, for the three month period ended December 31, 1999 compared to the comparable period for the previous year. The increase in interest income was primarily due to an increase in interest on investment securities of $305,000 and an increase in interest earned on loans of $165,000, both of which were due to the higher average balances of the respective portfolios. The higher average balances of the investment and loan portfolios were funded primarily with additional borrowings from the Federal Home Loan Bank and, to a lesser extent, from increased deposits. These increases were offset by a $134,000 decrease in the interest income earned from interest-bearing deposits with banks, due to the decrease in the amount of certificates of deposits invested at other financial institutions. The decrease in interest-bearing deposits was due to the Company's decision to utilize the funds which became available as the certificates of deposit matured to fund the stock repurchase and to increase liquidity in preparation for Y2K in lieu of reinvesting such funds.

         Interest Expense. Interest expense increased by $121,000, or 11.4%, for the three month period ended December 31, 1999 compared to the same period last year primarily due to the increased cost of interest on borrowed funds of $170,000 due to a higher average balance on such borrowings to fund the growth in the loan and securities portfolios. This was offset by a decrease in interest on deposits of $49,000 due to a decrease in the average balance on deposits of $2.0 million, or 2.0% from $101.0 million for the three months ended December 31, 1998 to $99.0 million for the three months ended December 31, 1999 and a 16 basis point decrease in the average rate paid on deposits from 4.26% for the three months ended December 31, 1998 to 4.10% for the three months ended December 31, 1999.

         Provision for Loan Losses. The Company's provision for loan losses decreased $50,000 for the three month period ended December 31, 1999 as compared to the same period one year ago. The decrease was based on the Company's monthly review of the loan portfolio, the level of charged-off and non-performing loans, real estate owned, loan commitments, unused lines-of-credit, as well as an evaluation of the general economic conditions in the Company's market area. Increased and more efficient collection efforts have resulted in a better control of delinquent accounts, thus allowing the Association to maintain the allowance for loan losses at approximately the same level as it was at December 31, 1998. The allowance for loan losses was $430,000 and $419,000 at December 31, 1999 and December 31, 1998, respectively. The allowance for loan losses represents 67.8% of nonperforming loans and 0.54% of total loans at December 31, 1999 and 27.1% of nonperforming loans and 0.59% of total loans at December 31, 1998.

         Non-interest Income. Non-interest income increased $88,000 for the three months ended December 31, 1999 compared to the period ended December 31, 1998. This increase was primarily due to an $85,000, or 75.2%, decrease in losses and write-downs on the sale of real estate owned from $113,000 for the period ended December 31, 1998 to $27,000 for the period ended December 31, 1999. This decrease was primarily due to the fewer number of foreclosed properties due to increased and more efficient collection efforts prior to foreclosure which enabled the Association to avoid the foreclosure process.

         Non-interest Expense. Non-interest expense decreased $585,000, or 41.5%, from $1.4 million at December 31, 1998 to $824,000 at December 31, 1999. The decrease in non-interest expense was primarily due to the one-time cost of $754,000 of establishing the charitable foundation during the three months ended December 31, 1998. Excluding that one-time charge, non-interest expense increased $169,000, or 25.8%, from $655,000 for the three months ended December 31, 1998 to $824,000 for the three months ended December 31, 1999. This increase was primarily due to an $87,000, or 24.4%, increase in salary and net employee benefits due to the staffing of the new commercial loan department established in February 1999 and due to normal annual salary increases and bonuses. Also contributing to the increase in non-interest expense was a $41,000 increase in professional fees and a $53,000 increase in other non-interest expense, primarily due to the increased reporting and regulatory costs of a publicly held company.

         Provision for Income Taxes. The Company had an increase in provision for income taxes of $286,000 for the period ended December 31, 1999, from an expense of $64,000 for the period ended December 31, 1999 compared to a benefit of $222,000 at December 31, 1998. The benefit for the three months ended December 31, 1998 was the result of the operating loss created by and charitable deduction received through the one-time charitable contribution to the foundation.

Comparison of Operating Results for the Six Months Ended
December 31, 1998 and 1998

         General. The Company reported net income of $492,000 for the six months ended December 31, 1999 compared to a net loss of $278,000 for the six months ended December 31, 1998. The loss reported in 1998 was due to a one-time expense of $754,000 in connection with the funding of a charitable foundation established in connection with the Association's conversion to the stock form of ownership in December 1998. Excluding the foundation contribution, the Company would have reported net income of approximately $476,000 for the six months ended December 31, 1999.

         Interest Income. Total interest income increased $569,000, or 15.1%, for the six month period ended December 31, 1999 compared to the same period for the previous year. The increase in interest income was primarily due to an increase in interest on investment securities of $559,000 and an increase in interest on loans of $225,000, both of which were due to the higher average balances of the respective portfolios. The higher average balances were funded primarily by additional advances from the Federal Home Loan Bank. These increases were offset by a $247,000 decrease in the interest income earned from interest-bearing deposits with banks, due to the decrease in the amount of certificates of deposits invested at other financial institutions. The decrease in interest-bearing deposits was due to the Company's decision to use the funds which became available as certificates of deposit matured to fund stock repurchase and to increase liquidity in preparation for Y2K concerns in lieu of reinvestment of such funds.

         Interest Expense. Interest expense increased $57,000 for the six month period ended December 31, 1999 as compared to the same period one year ago. The increase was the result of a $221,000 increase in interest on borrowed funds as a result of utilizing borrowings from the Federal Home Loan Bank to fund the purchase of additional investment securities and to fund loan growth. This increase was offset by a $163,000 decrease in interest expense on deposits as the average balance of deposits decreased $4.2 million, or 4.1%, from $102.1 million for the six months ended

December 31, 1998, to $97.9 million for the six months ended December 31, 1999. A 7 basis point decrease in the average rate paid on deposits from 4.21% for the six months ended December 31, 1998 to 4.14% for the six months ended December 31, 1999 also contributed to the decrease in the interest expense on deposits.

         Provision for Loan Losses. The Company's provision for loan losses decreased $46,000 for the six month period ended December 31, 1999, from $55,000 for the six month period ended December 31, 1998 to $9,000 for the six month period ended December 31, 1999. Increased and more efficient collection efforts have maintained better control of the Association's delinquent accounts and thus allow the Association to maintain this level of allowance for loan losses.

         Non-interest Income. Non-interest income increased $87,000 for the six month period ended December 31, 1999 compared to the same period the previous year. The increase was primarily due to a $62,000, or 55.9%, decrease in losses and write-downs on the sale of real estate owned from $111,000 for the period ended December 31, 1998 to $49,000 for the period ended December 31, 1999 primarily due to the fewer number of foreclosed properties due to increased and more efficient collection efforts prior to foreclosure which enabled the Association to avoid the foreclosure process. Also contributing to this increase was a $20,000 increase in other loan fees and service charges for the six month period ended December 31, 1999 associated with a higher volume of loan originations during the first six months of 1999 compared to the same period the previous years.

         Non-interest Expense. Non-interest expense decreased $443,000 from $2.0 million for the six months ended December 31, 1998 to $1.6 million for the six months ended December 31, 1999. The decrease was primarily due to the one-time cost of $754,000 to fund the charitable foundation established in connection with the Association's conversion to stock form. Notwithstanding the charitable contribution to the foundation, non-interest expense increased $311,000, or 24.4%, from $1.3 million for the six months ended December 31, 1998 to $1.6 million for the six months ended December 31, 1999. This increase was primarily due to increases in salary and net employee benefits of $153,000 due primarily to the staffing of the new commercial loan department established in February 1999 and to normal annual salary increases and bonuses. Also contributing to the increase in non-interest expense was an $83,000 increase in professional fees and a $83,000 increase in other non-interest expense, primarily due to the increased reporting and regulatory costs of a publicly held company.

         Provision for Income Taxes. The Company had an increase in provision for income taxes of $319,000 for the period ended December 31, 1999, from an expense of $189,000 for the period ended December 31, 1999 compared to a benefit of $130,000 at December 31, 1998. The benefit for the six months ended December 31, 1998 was the result of the operating loss created by and the charitable contribution received through the one-time charitable contribution to the foundation.

Liquidity and Capital Resources

         The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Company has continued to maintain levels of liquid assets greater than those required by Office of Thrift Supervision regulations. This requirement of the Office of Thrift Supervision, which may be varied at the direction of the Office of Thrift Supervision depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's currently required liquidity ratio is 4.0%. At December 31, 1999 and 1998 the Company's liquidity ratios were 33.3% and 31.7%, respectively.

         At December 31, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $16.4 million, or 12.4% of total adjusted assets, which is above the required level of $2.0 million, or 1.5%; core capital of $16.4 million, or 12.4%, of total adjusted assets, which is above the required level of $5.3 million, or 4.0%; and risk-based capital of $16.8 million, or 30.1%, of risk-weighted assets, which is above the required level of $4.5 million, or 8.0%.

         The Company has other sources of liquidity if a need for additional funds arises, including Federal Home Loan Bank advances. At December 31, 1999, the Company had advances outstanding from the Federal Home Loan Bank of $12.0 million and at December 31, 1999 had an overall borrowing capacity from the Federal Home Loan Bank of $63.9 million.

         The Company's most liquid assets are cash and due from banks, interest-bearing deposits with banks and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and due from banks, interest-bearing deposits with banks and investment securities available for sale totaled $44.7 million, or 33.9% of total assets.

         At December 31, 1999, the Company had commitments to originate loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $4.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from December 31, 1999, totaled $24.4 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Year 2000 Transition

         In connection with the change to the year 2000, an important business issue existed regarding how existing application software programs and operating systems accommodated this date value.

Many existing application software products were designed to accommodate only two-digits. For example, "96" was stored on the system and represented 1996. Due to the Association's preparation efforts and testing, the Association experienced no problems with the transition to the Year 2000. The cost to the Association to prepare for the Year 2000, including an upgrade of its internal system, but excluding additional staff time, amounted to less than $50,000.

Recent Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the implementation of this statement, the Company, as of April 1, 1999, transferred debt securities classified as held-to-maturity to the available-for-sale category. Such transfer will not call into question the Company's intention to hold other debt to maturity in the future. This statement was originally effective for financial statements for periods beginning after June 15, 1999, but has been extended to periods beginning after June 15, 2000..

         Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. Issued in October 1998, SFAS No. 134 was effective the first fiscal quarter beginning after December 15, 1998. This statement further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classifies the resulting mortgage backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after securitization of mortgage loans by a mortgage banking enterprise with a subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On  October  25,  1999,   the  Company  held  its  Annual   Meeting  of
Stockholders. At that meeting the following items were brought before the stockholders for a vote and the results were as indicated.

         1. Election of Directors.

                                                  For             %           Withheld           %
                                               ---------         ----          ------           ---
            Richard C. Laubach                 1,432,306         97.1          43,086           2.9
            John J. Raynock                    1,431,919         97.1          43,473           2.9

         2. Approval of the 1999 Stock-Based Incentive Plan.

                                                                                 Broker
                 For           %        Withheld     %      Abstain     %        Non-Votes       %
               -------       ----        ------     ---      -----     ---       ---------     ----
               922,199       58.1        78,929     5.0      3,579     0.2       470,685       29.7


         3. Ratification of Parente, Orlando, Carey & Associates as independent auditors for the fiscal year ended June 30, 2000.

                 For              %          Withheld         %         Abstain             %
              ---------         ----          ------         ---        ------             ---
              1,426,349         89.9          28,823         1.8        20,220             1.2


Item 5.  Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).

                  (a)      Exhibits

                           2.1 Amended Plan of Conversion (including the Stock Articles of Incorporation and Bylaws of the Security Savings Association of Hazleton)*

                           3.1 Certificate of Incorporation of Security of Pennsylvania Financial Corp.*

                           3.2      Bylaws of Security of Pennsylvania Financial
                                    Corp.*

                           10.1 Security of Pennsylvania Financial Corp. 1999 Stock-Based Incentive Plan**

                           11.0 Statement regarding Computation of Per Share Earnings

                           27.0     Financial Data Schedule

                           -----------------------------
                           * Incorporated by reference into this document from the Exhibits to the Form SB-2, Registration Statement, and any amendments thereto, Registration No. 333-63271.

                           ** Incorporated by reference into this document from the Proxy Statement as filed by the Company on September 20, 1999.

                  (b)      Reports on Form 8-K

                                    On October 1, 1999, the Company filed an 8-K
                           to announce it had received regulatory clearance to repurchase 5% of its outstanding shares. The press release announcing the receipt of regulatory clearance was filed by exhibit.

                                    On October 19,  1999,  the Company  filed an
                           8-K to announce it had completed its repurchase of 5% of its outstanding shares. The press release announcing the completion of the stock repurchase was filed by exhibit.

                                    On November 26, 1999,  the Company  filed an
                           8-K to announce it had received regulatory clearance to repurchase 10% of its outstanding shares. The press release announcing the receipt of regulatory clearance was filed by exhibit.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       SECURITY OF PENNSYLVANIA FINANCIAL CORP.


Dated: February 11, 2000               By: /s/ Richard C. Laubach
                                           ----------------------
                                           Richard C. Laubach
                                           President and Chief Executive Officer
                                           (principal executive officer)

Dated: February 11, 2000               By: /s/ David P. Marchetti, Sr.
                                               ---------------------------
                                               David P. Marchetti, Sr.
                                               Chief Financial Officer and
                                               Treasurer (principal financial
                                               and accounting officer)