Form 10QSB
period 2000-03-31
SECURITY OF PENNSYLVANIA FINANCIAL CORP
filed 2000-05-15
CIK 1069880

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                       or

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

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes   [ X ]       No   [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 1,356,885 shares of common stock, par value $0.01 per share, outstanding as of May 9, 2000.

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                                   FORM 10-QSB

                                      INDEX



Item 1.    Financial Statements

           Consolidated Balance Sheet at
           March 31, 2000 (unaudited) and June 30, 1999...................   1

           Consolidated Income Statement and Statement of
           Comprehensive Income for the Three and Nine Months Ended
           March 31, 2000 and 1999 (unaudited)...........................    2

           Consolidated Statement of Changes in Equity
           for the Nine Months Ended March 31, 2000 (unaudited)...........   4

           Consolidated Statement of Cash Flows for the
           Nine Months Ended March 31, 2000 and 1999 (unaudited)..........   5

           Notes to Consolidated Financial Statements.....................   6


Item 2.  Management's Discussion and Analysis or Plan of Operation........   6

PART II:          OTHER INFORMATION

Item 1.    Legal Proceedings..............................................  13
Item 2.    Changes in Securities and Use of Proceeds......................  13
Item 3.    Defaults Upon Senior Securities................................  13
Item 4.    Submission of Matters to a Vote of Security Holders............  13
Item 5.    Other Information..............................................  13
Item 6.    Exhibits and Reports on Form 8-K...............................  14

SIGNATURES

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements.
           --------------------

                         SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                                Consolidated Balance Sheet
                       March 31, 2000 (unaudited) and June 30, 1999
                  (In thousands, except share and per share information)

                                                                    March 31,     June 30,
                                                                      2000          1999
                                                                   ---------     ---------
                                                                    (Unaudited)
Assets:
    Cash and cash equivalents ..................................    $     830     $   1,853
    Interest-bearing deposits with banks .......................        9,704        13,383
                                                                    ---------     ---------
          Total cash and cash equivalents ......................       10,534        15,236
    Held-to-maturity securities
       (fair value of $7,194 at 3/00 and $1,492 at 6/99) .......        7,955         1,492
    Available for sale securities ..............................       33,101        27,425
    Loans (less allowance for loan losses of $430 at 3/00
       and $419 at 6/99) .......................................       79,492        72,789
    Property and equipment, net ................................        1,247         1,281
    Accrued interest receivable ................................          893           835
    Real estate owned, net .....................................          113            53
    Other assets ...............................................        1,065           420
                                                                    ---------     ---------
       Total assets ............................................    $ 134,400     $ 119,531
                                                                    =========     =========

Liabilities and Equity:
    Deposits ...................................................    $ 100,314     $  95,816
    Advances from borrowers for taxes and insurance ............           27            26
    Borrowed funds .............................................       14,000         1,000
    Accrued interest payable and other liabilities .............          618           174
                                                                    ---------     ---------
       Total liabilities .......................................      114,959        97,016

    Common Stock ($.01 par value; 6,000,000 authorized shares,
       1,587,000 shares issued) ................................           16            16
    Additional paid-in capital .................................       14,867        14,869
    Unearned employee stock ownership plan shares ..............       (1,176)       (1,227)
    Treasury stock (230,115 shares, at cost) ...................       (2,377)         --
    Common Stock acquired by stock benefit plans (63,480 shares)         (584)         --
    Retained earnings - substantially restricted ...............       10,070         9,596
    Accumulated other comprehensive loss .......................       (1,375)         (739)
                                                                    ---------     ---------
       Total equity ............................................       19,441        22,515
                                                                    ---------     ---------

       Total liabilities and equity ............................    $ 134,400     $ 119,531
                                                                    =========     =========

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                          Consolidated Income Statement
          For the Three Months Ended March 31, 2000 and March 31, 1999
                      (In thousands, except per share data)

                                                                                March 31,    March 31,
                                                                                  2000         1999
                                                                                 -------     -------
                                                                                      (Unaudited)
Interest income:
    Loans ...................................................................    $ 1,491     $ 1,323
    Interest and dividends on securities:
       Taxable ..............................................................        567         203
       Non-taxable ..........................................................        111          24
       Dividends ............................................................         10          10
       Interest-bearing deposits with banks .................................        135         451
                                                                                 -------     -------
           Total interest income ............................................      2,314       2,011

Interest expense:
    Deposits ................................................................      1,034         987
    Federal Home Loan Bank advances and other borrowings ....................        179          24
                                                                                 -------     -------
       Total interest expense ...............................................      1,213       1,011

    Net interest income .....................................................      1,101       1,000
    Provision for loan losses ...............................................       --            10
                                                                                 -------     -------
    Net interest income after provision for loan losses .....................      1,101         990

Noninterest income:
    Other loan fees and service charges .....................................         69          85
    Other ...................................................................         14          14
                                                                                 -------     -------
           Total noninterest income .........................................         83          99

Noninterest Expense:
    Salaries and net employee benefits ......................................        449         349
    Occupancy costs .........................................................         65          83
    Federal deposit insurance premiums ......................................          5          15
    Data processing .........................................................         41          45
    Professional fees .......................................................         56          39
    Foreclosed real estate expenses .........................................         51          83
    Charitable contributions ................................................          1           7
    Other noninterest expense ...............................................        193         144
                                                                                 -------     -------
           Total noninterest expense ........................................        861         765

Income before provision for income taxes ....................................        323         324
Income tax provision ........................................................        118          77
                                                                                 -------     -------
Net income ..................................................................    $   205     $   247
                                                                                 =======     =======

Earnings per share:
    Basic ...................................................................    $  0.17     $  0.17
                                                                                 =======     =======
    Diluted .................................................................    $  0.16     $  0.17
                                                                                 =======     =======

                                SECURITY OF PENNSYLVANIA FINANCIAL CORP
                                     Consolidated Income Statement
                      For the Nine Months Ended March 31, 2000 and March 31, 1999
                                 (In thousands, except per share data)

                                                                                 March 31,   March 31,
                                                                                   2000       1999
                                                                                 -------     -------
                                                                                      (Unaudited)
Interest income:
    Loans ...................................................................    $ 4,353     $ 3,929
    Interest and dividends on securities:
       Taxable ..............................................................      1,458         549
       Non-taxable ..........................................................        345          41
       Dividends ............................................................         30          29
       Interest-bearing deposits with banks .................................        441       1,202
                                                                                 -------     -------
           Total interest income ............................................      6,627       5,750

Interest expense:
    Deposits ................................................................      3,016       3,129
    Federal Home Loan Bank advances and other borrowings ....................        376        --
                                                                                 -------     -------
       Total interest expense ...............................................      3,392       3,129

    Net interest income .....................................................      3,235       2,621
    Provision for loan losses ...............................................          9          65
                                                                                 -------     -------
    Net interest income after provision for loan losses .....................      3,226       2,556

Noninterest income:
    Other loan fees and service charges .....................................        234         230
    Other ...................................................................         39          34
                                                                                 -------     -------
           Total noninterest income .........................................        273         264

Noninterest Expense:
    Salaries and net employee benefits ......................................      1,281       1,028
    Occupancy costs .........................................................        194         219
    Federal deposit insurance premiums ......................................         34          45
    Data processing .........................................................        116         120
    Professional fees .......................................................        192          91
    Foreclosed real estate expenses .........................................        168         266
    Charitable contributions ................................................          7         763
    Other noninterest expense ...............................................        503         372
                                                                                 -------     -------
           Total noninterest expense ........................................      2,495       2,904

Income (Loss) before provision for income taxes .............................      1,004         (84)
Income tax provision (benefit) ..............................................        308         (53)
                                                                                 -------     -------
Net income (loss) ...........................................................    $   696     $   (31)
                                                                                 =======     =======

Earnings per share:
    Basic ...................................................................    $  0.52         N/A
                                                                                 =======
    Diluted .................................................................    $  0.49         N/A
                                                                                 =======

                                    SECURITY OF PENNSYLVANIA FINANCIAL CORP
                                 Consolidated Statement of Comprehensive Income
                          For the Three Months Ended March 31, 2000 and March 31, 1999
                                                 (In thousands)

                                                                                 March 31,           March 31,
                                                                                    2000                1999
                                                                                    ----                ----
                                                                                          (Unaudited)
Net income...............................................................           $205                $247
Increase/(decrease) in unrealized losses available-for-sale securities...             59                (126)
                                                                                    ----                ----
    Comprehensive income.................................................           $264                $121
                                                                                    ====                ====
                            For the Nine Months Ended March 31, 2000 and March 31, 1999
                                                  (In thousands)

                                                                                 March 31,           March 31,
                                                                                    2000                1999
                                                                                    ----                ----
                                                                                          (Unaudited)
Net income (loss)..........................................................         $ 696               $  (31)
Decrease in unrealized losses available-for-sale securities................          (636)                (125)
                                                                                    -----               ------
   Comprehensive income (loss).............................................         $  60               $ (156)
                                                                                    =====               ======
                                             SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                                                  Statement of Changes in Equity
                                                           (Unaudited)

                                            For the Nine Months Ended March 31, 2000
                                                          (In thousands)
                                                                                                        Accumulated
                                                Additional                          Stock                  Other
                                     Common      Paid-in                Treasury   Benefit  Retained   Comprehensive       Net
                                     Stock       Capital     ESOP        Stock     Plans    Earnings       (Loss)        Equity
                                     -----       -------     ----        -----     -----    --------       ------        ------
Balance at June 30, 1999........      $16        $14,869   $(1,227)    $      --  $    --  $  9,596      $   (739)       $22,515
Net income .....................       --             --        --                              696            --            696
Dividend paid...................       --             --        --                             (222)           --           (222)
(Increase)/decrease in unrealized
   losses on available-for-sale
   securities...................       --             --        --            --       --        --          (636)          (636)
ESOP shares earned..............       --             (2)       51            --       --        --            --             49
Stock repurchase................       --             --        --        (2,377)      --        --            --         (2,377)
Common stock acquired for                                                                                                   (584)
   stock benefit plan...........       --             --        --            --     (584)       --            --
                                      ===        =======   =======       =======    =====   =======       =======        =======
Balance at March 31, 2000.......      $16        $14,867   $(1,176)      $(2,377)   $(584)  $10,070       $(1,375)       $19,441
                                      ===        =======   =======       =======    =====   =======       =======        =======

                         SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                           Consolidated Statement of Cash Flows
                       For Nine Months Ended March 31, 2000 and 1999
                                      (In thousands)

                                                                   March 31,    March 31,
                                                                     2000         1999
                                                                   --------     --------
Operating activities:                                                  (unaudited)
Net income/(loss) .............................................    $    696     $    (31)
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan losses and foreclosed real estate ..........           9           65
Amortization and accretion on investment securities ...........           1           (2)
Depreciation and amortization .................................          78          109
Release - ESOP shares .........................................          49           --
Loss on sale of real estate acquired through foreclosure ......          34           37
Change in assets and liabilities:
    Accrued interest receivable ...............................         (58)          (1)
    Other assets ..............................................        (331)      (2,081)
    Accrued interest payable and other liabilities ............         444          275
                                                                   --------     --------

Net cash provided by operating activities .....................         922       (1,629)
                                                                   --------     --------
Investment activities:
Purchase of held-to-maturity securities .......................     (14,811)      (1,500)
Purchase of available-for-sale securities .....................      (8,531)     (20,545)
Proceeds from maturities, calls and principal paydowns on
    held-to-maturity securities ...............................       9,852        3,480
Proceeds from maturities, calls and principal paydowns on
    available-for-sale securities .............................         400        7,085
Loans made to customers, net of principal collected ...........      (6,915)         (38)
Acquisition of office premises and equipment ..................         (44)         (36)
Proceeds from sale of foreclosed real estate ..................         109          534
                                                                   --------     --------

Net cash used in investing activities .........................     (19,940)     (11,020)
                                                                   --------     --------

Financing activities:
Net increase/(decrease) in deposit accounts ...................       4,498       (2,086)
Net increase/(decrease) in advances from borrowers
    for taxes and insurance ...................................           1          (10)
Purchase - treasury stock .....................................      (2,377)        --
Borrowed funds ................................................      13,000         --
Net proceeds from issuance of common stock ....................        --         13,614
Dividend Payment ..............................................        (222)        --
Common stock acquired for stock benefit plans .................        (584)        --
                                                                   --------     --------
Net cash provided by financing activities .....................      14,316       11,518
                                                                   --------     --------

Decrease in cash and equivalents ..............................    $ (4,702)    $ (1,131)
Cash and equivalents - beginning of the period ................      15,236       27,315
                                                                   --------     --------
Cash and equivalents - end of period ..........................    $ 10,534     $ 26,184
                                                                   ========     ========
Supplemental Disclosure of Cash Flow Information:
    Interest paid .............................................    $  3,392     $  3,129
    Income taxes paid (refunded) ..............................    $    308     $    (65)

Supplemental Disclosure of Non-Cash Information:
    Transfer from loans to real estate owned ..................    $    221     $     50

                    SECURITY OF PENNSYLVANIA FINANCIAL CORP.
                   Notes to Consolidated Financial Statements

(1)      Organization
         ------------

         Security of Pennsylvania Financial Corp. (the "Company") was incorporated under the laws of Delaware in August 1998 for the purpose of serving as the holding company of Security Savings Association of Hazleton (the "Association") as part of the Association's conversion from the mutual to stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). The Association is regulated by the Commonwealth of Pennsylvania, the OTS and the Federal Deposit Insurance Corporation. The Conversion, completed on December 30, 1998 resulted in the Company issuing an aggregate of 1,587,000 shares of its common stock, par value $.01 per share, at a price of $10 per share, of which 1,511,617 shares were issued in a subscription offering and 75,383 shares were issued and sold to Security Savings Charitable Foundation. Prior to the Conversion, the Company had not engaged in any material operations.

(2)      Accounting Principles
         ---------------------

         The accompanying unaudited financial statements of Security of Pennsylvania Financial Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

         For further information, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2000, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

Management Strategy

         The Company's operating strategy has been that of a community-based banking institution, offering a wide variety of savings products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, multi-family and commercial real estate and construction lending. Additionally, in February 1999, the Association began offering commercial loans through its commercial loan department. In order to promote long-term financial strength and profitability, the Association's operating strategy has focused on: (i) maintaining strong asset quality by originating primarily one- to four-family mortgage loans and home equity loans and lines of credit secured by residential real estate located in its market area; (ii) managing its interest rate risk within the context of its significant fixed-rate one- to four-family mortgage lending activity; (iii) providing products and delivery systems directed at the needs and expectations of its customer base, including through taking advantage of technological advances when appropriate; and (iv) maintaining a strong regulatory capital position.

Comparison of Financial Condition at March 31, 2000 and June 30, 1999

         Total assets increased $14.2 million, or 11.9%, from $119.5 million at June 30, 1999 to $133.7 million at March 31, 2000. The increase was primarily due to a $12.1 million increase in the investment portfolio from $28.9 million at June 30, 1999 to $41.0 million at March 31, 2000. In addition, the loan portfolio increased $6.7 million from $72.8 million at June 30, 1999 to $79.5 million at March 31, 2000, primarily due to a $7.2 million increase in commercial loans offset by a $470,000 decrease in net real estate loans. The increase in commercial loans was primarily due to the increased efforts of the commercial loan department, which was formed in February 1999.

         The increase in assets was primarily funded by a $13.0 million increase in borrowings from the Federal Home Loan Bank, which went from $1.0 million at June 30, 1999 to $14.0 million at March 31, 2000. Additionally, deposits increased $4.5 million from $95.8 million at June 30, 1999 to $100.3 million at March 31, 2000. The increase in deposits was due primarily to more aggressive pricing of certificates of deposit. Certificates of deposit increased $4.3 million, which reflected both in infusion of new deposits and a shift in the deposit mix to certificates of deposit from passbook savings accounts, which decreased $1.4 million. The increase in deposits was also attributable to a $1.6 million increase in NOW and money market accounts.

         Total equity decreased $3.1 million, or 13.8%, from $22.5 million at June 30, 1999 to $19.4 million at March 31, 2000. This decrease was primarily due to repurchase of 230,115 shares of stock at a total cost of $2.4 million during the quarter ended December 31, 1999 and, to a lesser extent, a $636,000 increase in unrealized losses on available-for-sale securities and stock acquired for the 1999 Stock-Based Incentive Plan at a cost of approximately $584,000 during the quarter ended March 31, 2000. The decreases were offset by net income of $696,000 for the nine months ended March 31, 2000.

Comparison of  Operating  Results for the Three  Months Ended March 31, 2000 and
1999

         General. The Company reported net income of $205,000, or $0.17 per share basic and $0.16 diluted, for the three months ended March 31, 2000 compared to net income of $247,000, or $0.17 per share basic and diluted, for the three months ended March 31, 1999. The decrease in net income was primarily due to an increase in non-interest expense and income tax provision for the period ended March 31, 2000 offset in part by increases in net interest income and non-interest income for the period.

         Interest Income. Total interest income increased $303,000, or 15.1%, for the three-month period ended March 31, 2000 compared to the same period for the previous year. The increase in interest income was primarily due to an increase in interest on investment securities of $249,000 and an increase in interest earned on loans of $168,000, both of which were due to higher average balances in the respective portfolios. The increases were offset by a $114,000 decline in interest earned on interest-bearing deposits with banks, due to a decrease in the amount of certificates of deposits invested at other financial institutions. As the certificates of deposit investments matured, the proceeds were used to fund normal operations including the growth in the loan and securities portfolios.

         Interest Expense. Interest expense increased $202,000, or 20.0%, for the three months ended March 31, 2000 compared to the same period last year primarily due to the increased cost of interest on borrowed funds of $155,000 due to the higher average balance on such borrowings. The balance of the increase was due to an increase of $47,000 in the interest paid on deposit accounts, due to the increase in the balance of these accounts of $4.5 million since June 30, 1999, offset by a lower rate paid on NOW accounts. The additional funds were used to fund the growth in the investment and loan portfolios.

         Provision for Loan Losses. The Company's provision for loan losses decreased $10,000 during the three-month period ended March 31, 2000 compared to the same period last year. The decrease was based on the Company's monthly review of the loan portfolio, the level of charged-off and non-performing loans, real estate owned, loan commitments, unused lines of credit, as well as an evaluation of the general economic conditions in the Company's market area. Increased and more effective collection efforts have resulted in better control of delinquent accounts, thus allowing the Association to maintain the allowance for loan losses at approximately the same level as it was at March 31, 1999. The allowance for loan losses was $430,000 and $435,000 at March 31, 2000 and March 31, 1999, respectively. The allowance for loan losses represents 20.1% of non-performing loans and 0.54% of total loans at March 31, 2000 and 36.2% of non-performing loans and 0.62% of total loans at March 31, 1999.

         Non-Interest Income. Non-interest income decreasd $16,000 for the three months ended March 31, 2000 compared to the period ended March 31, 1999. This was primarily due to a decrease in fees.

         Non-Interest Expense. Non-interest expense increased $96,000, or 12.5%, from $765,000 at March 31, 1999 to $861,000 at March 31, 2000. The increase was primarily due to a $100,000 increase in salaries and benefits primarily due to added staff in the commercial loan department and calendar year-end bonuses paid to employees, and a $17,000 increase in professional fees primarily due to the increased reporting and regulatory requirements of being a publicly held company. Price increases for services were the major factor in the $49,000 increase in other expenses. The increase was partially offset by a decrease in forclosed real estate expenses for the period ended March 31, 2000 because of a decrease in the number of real estate owned properties acquired through foreclosure.

         Provision for Income Taxes. The Company had an increase in provision for income taxes of $41,000 for the period ended March 31, 2000 to an expense of $118,000 for the three month period ended March 31, 2000 from an expense of $77,000 for the same period last year. The Company paid less for the period ended March 31, 1999 as its tax expense on an annual basis was less due to the operating loss caused by the one-time charitable contribution to establish the Foundation.

Comparison of  Operating  Results for the Nine  Months  Ended March 31, 2000 and
1999

         General. The Company reported net income of $696,000, or $0.52 per share basic and $0.49 diluted for the nine months ended March 31, 2000 compared to a net loss of $31,000 for the same period ended March 31, 1999. The loss for the nine-month period ended March 31, 1999 was the result of a one-time charge of $753,000 related to the establishment of the Security Savings Charitable Foundation at the time of the conversion to the stock form of ownership on December 31, 1998. If adjusted to eliminate that one-time charge, net income would have approximated $722,000 for the nine-month period ended March 31, 1999.

         Interest Income. Total interest income increased $877,000, or 15.3%, for the nine-month period ended March 31, 2000 compared to the same period for the previous year. The increase in interest income was primarily due to an increase in interest on investment securities of $810,000 and an increase in interest on loans of $424,000, both of which were due to the higher average balances of the respective portfolios. These increases were offset by a $358,000 decrease in the interest income earned from interest bearing deposits with banks, due to the decrease in the amount of certificates of deposit invested at other financial institutions. As certificates of deposit investments matured, the proceeds were used to fund the stock repurchase and to increase liquidity in preparation for Y2K.

         Interest Expense. Interest expense increased $263,000, or 8.4%, for the nine-month period ended March 31, 2000 compared to the same period last year. The increase was primarily due to an increase of $376,000 in the interest paid on borrowed funds as a result of utilizing borrowings from the Federal Home Loan Bank to fund the purchase of additional investment securities and to fund loan growth. The increase was offset by a $113,000 decrease in interest expense on deposits in part due to the decrease in the interest rate paid on NOW accounts. The increase was also offset by a decrease in the average balance of deposits of $3.5 million, from $101.6 million for the period ended March 31, 1999 to $98.1 million for the period ended March 31, 2000, primarily due to the withdrawal of $2.6 million by depositors to purchase stock in the Company's public offering in December 1998.

         Provision for Loan Losses. The Company's provision for loan losses decreased $56,000 for the nine-month period ended March 31, 2000 from $65,000 for the nine-month period ended March 31, 1999 to $9,000 for the nine-month period ended March 31, 2000. Increased and more efficient collection efforts have maintained better control of the Association's delinquent accounts and thus allowed the Association to maintain this level of allowance for loan losses.

         Non-interest Income. Non-interest income increased $9,000 for the nine-month period ended March 31, 2000 compared to the same period the previous year. The balance of the increase was attributable to modest increases in other loan fees and service charges of $4,000 and a $5,000 increase in other non-interest income for the nine-month period ended March 31, 2000 compared to the same period the previous year.

         Non-interest Expense. Non-interest expense decreased $409,000, or 14.1%, for the nine- month period ended March 31, 2000 compared to the nine-month period ended March 31, 1999. The decrease was primarily due to the one-time expense of funding the Security Savings Charitable Foundation in the nine-month period ended March 31, 1999. Notwithstanding such expense, non-interest expense would have increased $345,000, from the previous year period. This increase was due to a $253,000 increase in salaries and employee benefits primarily due to added staff in the commercial loan department and calendar year-end bonuses awarded to the employees. In addition, professional fees increased $101,000 for the nine-month period ended March 31, 2000 compared to the same period one-year ago and other non-interest expense increased $131,000 for this period. The increases in professional fees and other non-interest expense are primarily due to the increased reporting and regulatory costs of being a publicly held company.

         The increase was offset by a $98,000, or 36.8%, decrease in foreclosed real estate losses from $266,000 for the nine-month period ended March 31, 1999 to $168,000 for the period ended March 31, 2000.

         Provision for Income Taxes. The Company had an increase in provision for income taxes of $361,000 for the period ended March 31, 2000, as a result of the expense of $308,000 for the period ended March 31, 2000 compared to a benefit of $53,000 for the period ended March 31, 1999. The benefit for the nine months ended March 31, 1999 was the result of the operating loss created by the charitable contribution received through the one-time charitable contribution to the Foundation.

Liquidity and Capital Resources

         The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Company has continued to maintain levels of liquid assets greater than those required by Office of Thrift Supervision regulations. This requirement of the Office of Thrift Supervision, which may be varied at the direction of the Office of Thrift Supervision depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's currently required liquidity ratio is 4.0%. At March 31, 2000 and 1999 the Company's liquidity ratios were 33.5% and 30.3%, respectively.

         At March 31, 2000, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $16.4 million, or 12.3% of total adjusted assets, which is above the required level of $2.0 million, or 1.5%; core capital of $16.4 million, or 12.3%, of total adjusted assets, which is above the required level of $5.3 million, or 4.0%; and risk-based capital of $16.8 million, or 29.1%, of risk-weighted assets, which is above the required level of $4.6 million, or 8.0%.

         The Company has other sources of liquidity if a need for additional funds arises, including Federal Home Loan Bank advances. At March 31, 2000, the Company had advances outstanding from the Federal Home Loan Bank of $14.0 million and at March 31, 2000 had an overall borrowing capacity from the Federal Home Loan Bank of $64.1 million.

         The Company's most liquid assets are cash and due from banks, interest-bearing deposits with banks and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2000, cash and due from banks, interest-bearing deposits with banks and investment securities available for sale totaled $43.6 million, or 32.6% of total assets.

         At March 31, 2000, the Company had commitments to originate loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $4.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from March 31, 2000, totaled $33.6 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Recent Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the implementation of this statement, the Company, as of April 1, 1999, transferred debt securities classified as held-to-maturity to the available-for-sale category. Such transfer will not call into question the Company's intention to hold other debt to maturity in the future. This statement was originally effective for financial statements for periods beginning after June 15, 1999, but has been extended to periods beginning after June 15, 2000.

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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information.
         -----------------

         None.

Item 6. Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
        --------------------------------------------------------------

            (a)      Exhibits

                     2.1  Amended  Plan  of  Conversion   (including  the  Stock
                          Articles of Incorporation and Bylaws of the Security Savings Association of Hazleton)*
                     3.1  Certificate   of    Incorporation   of   Security   of
                          Pennsylvania Financial Corp.*
                     3.2  Bylaws of Security of Pennsylvania Financial Corp.*
                     11.0 Statement regarding Computation of Per Share Earnings
                     27.0 Financial Data Schedule
                     -------------------------
                     *    Incorporated by reference into this document
                          from  the   Exhibits   to  the  Form   SB-2,
                          Registration Statement, and any amendments thereto, Registration No. 333-63271

            (b)      Reports on Form 8-K

                     None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              SECURITY OF PENNSYLVANIA FINANCIAL CORP.


Dated:  May 10, 2000          By:   /s/Richard C. Laubach
                                    ---------------------
                                    Richard C. Laubach
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated:  May 10, 2000          By:   /s/David P. Marchetti, Sr.
                                    --------------------------
                                    David P. Marchetti, Sr.
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)