Form 10KSB
period 2000-06-30
SECURITY OF PENNSYLVANIA FINANCIAL CORP
filed 2000-09-26
CIK 1069880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended June 30, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File Number: 1-14577

                   SECURITY OF PENNSYLVANIA FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                            23-2980576
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)                      Identification No.)


                31 W. Broad Street, Hazleton, Pennsylvania 18201
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number:        (570) 454-0824
                              ---------------------


Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                Name of each exchange in which registered
   -------------------                -----------------------------------------

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

           Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                           [ X ]


           The  issuer's   revenues  for  the  most  recent   fiscal  year  were
$9,377,886.

           The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 5, 2000 was $20,951,138. This figure is based on the closing price on the American Stock Exchange for a share of the issuer's common stock on September 5, 2000, which was $16.94. For purposes of this calculation, the issuer is assuming that directors and executive officers are affiliates.

           As of September 5, 2000, there were 1,356,885 shares of the Registrant's Common Stock outstanding.

           Transitional Small Business Disclosure Format.   Yes [  ]   No [ X ]

                                                                 INDEX

                                                                                                           Page
                                                                                                           ----
PART I

           Item 1.         Description of Business......................................................     1

           Item 2.         Description of Property.....................................................     26

           Item 3.         Legal Proceedings...........................................................     26

           Item 4.         Submission of Matters to a Vote of Security Holders.........................     26


PART II

           Item 5.         Market for Common Equity and Related Stockholder Matters ....................    27

           Item 6.         Management's Discussion and Analysis or Plan of Operation...................     27

           Item 7.         Financial Statements........................................................     35

           Item 8.         Changes In and Disagreements With Accountants on Accounting and
                           Financial Disclosure.........................................................    36


PART III

           Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act................................36

           Item 10.        Executive Compensation.......................................................    38

           Item 11.        Security Ownership of Certain Beneficial Owners and
                           Management ..................................................................    41

           Item 12.        Certain Relationships and Related Transactions...............................    42

           Item 13.        Exhibits and Reports on Form 8-K.............................................    43


SIGNATURES..............................................................................................    45

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

General

           Security  of   Pennsylvania   Financial  Corp.  (the  "Company")  was
incorporated under Delaware law on August 20, 1998. On December 30, 1998, the Company acquired Security Savings Association of Hazleton (the "Association") as part of the Association's conversion from a Pennsylvania chartered mutual savings and loan association into a Pennsylvania chartered capital stock savings and loan association (the "Conversion"). In connection with the Conversion, the Company issued an aggregate of 1,587,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), at a purchase price of $10 per share, of which 1,511,617 shares were sold in a subscription offering and 75,383 shares were issued to the Security Savings Charitable Foundation (the "Foundation"), a charitable foundation established in connection with the Conversion. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Association. References to the Company include the Association unless the context indicates only the Company is intended. At June 30, 2000, the Company had total assets of $134.9 million, total deposits of $98.0 million and stockholders' equity of $19.1 million.

           The Association is a community-oriented savings institution which was originally organized in 1889 as The Middle Coal Field Building and Loan Association of Hazleton. In January 1987, the Association acquired Anthracite Building and Loan Association of Weatherly, Pennsylvania. The Association's principal business consists of attracting retail deposits from the general public in its primary market area and investing those deposits, together with funds generated from operations, primarily in one- to four-family mortgage loans, commercial loans and consumer loans. The Association originates for investment adjustable- and fixed-rate one- to four-family mortgage loans, as well as a variety of consumer loans, including home equity loans, lines of credit, automobile and education loans and commercial loans. To a lesser extent, the Association also originates multi-family and commercial real estate loans and construction loans. The Association invests in mortgage-related and investment securities, primarily U.S. government and agency obligations, and certificates of deposit in other financial institutions and other permissible investments. The Association's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-related securities and certificates of deposit investments, and other noninterest income. The Association's primary sources of funds are deposits and principal and interest payments on loans and mortgage-related securities. The Association operates through its main office located in Hazleton, Pennsylvania, and its three full service branch offices.

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

           The economy of the greater Hazleton area is characterized by diversified light manufacturing and is the site of product facilities for several manufacturers. As a consequence, the manufacturing sector employs more than one third of the area's work force. The Hazleton area has excellent access to major highway transportation routes as well as rail transportation. The population of Luzerne County has remained relatively static and has one of the oldest average ages for all counties in the United States. The unemployment rate in the area is greater than the national average. According to Pennsylvania Labor Market Information, as of May 2000, the unemployment rate for Luzerne County was 4.7% compared to the state level of 3.9% and the national level of 4.1%. The median household income for 1998 for the market area was approximately $30,655, compared to the national level of approximately $38,885.

           The Association faces significant competition both in generating loans and in attracting deposits. The Association's primary market area is highly competitive and the Association faces direct competition from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Association. The Association's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions. In addition, the Association faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the removal of restrictions on the interstate operations of financial institutions. Additionally, the Association expects competition to increase as a result of recent regulatory actions and legislative changes, most notably the recent enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and entry into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms, and specialty financial services companies such as internet-based providers.

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

                                                                                       At June 30,
                                                   ---------------------------------------------------------------------------------
                                                              2000                        1999                         1998
                                                   -------------------------   -------------------------    ------------------------
                                                                  Percent                     Percent                     Percent
                                                    Amount        of Total       Amount       of Total        Amount      of Total
                                                   ---------    ------------   ----------    -----------    ----------   -----------
                                                                                (Dollars in thousands)
Real estate loans:
   One- to four-family..........................     $53,333           65.41%     $52,677        71.71%      $54,722         78.24%
   Multi-family and commercial..................      16,809           20.62       10,745        14.63         4,757          6.80
   Construction.................................       2,327            2.85        1,136         1.55           523          0.75
                                                   ---------        --------    ---------     --------    ----------      --------
         Total real estate loans................      72,469           88.88       64,558        87.89        60,002         85.79
                                                    --------         -------     --------      -------      --------       -------
Consumer loans:
   Home equity loans and lines of credit........       5,321            6.52        5,851         7.97         6,306          9.02
   Automobile...................................         901            1.11          810         1.10           967          1.38
   Education....................................         284            0.35            5         0.01           345          0.49
   Secured by deposits..........................         849            1.04          849         1.15           907          1.30
   Other........................................       1,712            2.10        1,384         1.88         1,410          2.02
                                                   ---------        --------    ---------     --------     ---------      --------
      Total consumer loans......................       9,067           11.12        8,899        12.11         9,935         14.21
                                                   ---------         -------    ---------      -------     ---------       -------
         Total loans............................      81,536          100.00%      73,457       100.00%       69,937        100.00%
                                                                      ======                    ======                      ======
Less:
   Deferred loan origination fees
      and discounts.............................         232                          249                        274
   Allowance for loan losses....................         468                          419                        452
                                                   ---------                   ----------                 ----------
         Total loans, net.......................     $80,836                      $72,789                    $69,211
                                                     =======                      =======                    =======



           Loan Maturity. The following table shows the remaining contractual maturity of the Association's total loans at June 30, 2000. The table does not include the effect of future principal prepayments.

                                                                  At June 30, 2000
                                         --------------------------------------------------------------------
                                                                Multi-
                                                               Family
                                            One- to              and
                                             Four-            Commercial                             Total
                                           Family(1)         Real Estate           Consumer          Loans
                                         -------------    ------------------    --------------    -----------
                                                                       (In thousands)
Amounts due in:
One year or less ...............            $    55            $   570            $ 1,226            $ 1,851
More than one year to five years              1,638                235              3,354              5,227
More than five years ...........             53,967             16,004              4,487             74,458
                                            -------            -------            -------            -------
   Total amount due ............            $55,660            $16,809            $ 9,067            $81,536
                                            =======            =======            =======            =======

-------------------------------
(1) Includes construction loans for the construction of one- to four-family residences, which generally convert to permanent financing upon completion of the construction phase.

           The following table sets forth, at June 30, 2000, the dollar amount of loans contractually due after June 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                                                        Due After June 30, 2001
                                                        --------------------------------------------------------
                                                           Fixed               Adjustable               Total
                                                        -----------          --------------          -----------
                                                                             (In thousands)
Real estate loans:
   One- to four-family (1)............................      $46,744               $   8,861              $55,605
   Multi-family and commercial real estate............        7,982                   8,257               16,239
                                                          ---------               ---------             --------
      Total real estate loans.........................       54,726                  17,118               71,844
   Consumer loans.....................................        6,960                     881                7,841
                                                          ---------              ----------            ---------
         Total loans..................................      $61,686                 $17,999              $79,685
                                                            =======                 =======              =======

-------------------------------

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

           The following table sets forth the Association's loan originations and principal repayments and prepayments for the periods indicated:


                                                                                      For the Fiscal Years
                                                                                         Ended June 30,
                                                                       --------------------------------------------------
                                                                          2000               1999                 1998
                                                                       ----------         -----------          ----------
                                                                                        (In thousands)
Loans at beginning of period....................................          $75,257             $71,047             $68,882
   Originations:
      Real estate:
         One- to four-family....................................            9,842               9,623               8,567
         Multi-family and commercial............................            4,904               1,172               1,034
         Construction...........................................            4,060               3,127               2,060
                                                                        ---------           ---------           ---------
            Total real estate loans.............................           18,806              13,922              11,661
                                                                        ---------           ---------           ---------

      Consumer:
         Home equity loans and lines of credit..................            2,364               1,374               1,374
         Automobile.............................................            1,159                 633                 813
         Education..............................................              518                 446                 457
         Unsecured lines of credit..............................               10                  20                  --
         Other..................................................            1,171                 835                 913
                                                                        ---------           ---------           ---------
            Total consumer loans................................            5,222               3,308               3,557
                                                                        ---------           ---------           ---------

            Total loans originated..............................           24,028              17,230              15,218
                                                                        ---------           ---------           ---------

Deduct:
   Principal loan repayments and prepayments....................           14,563              12,332              12,335
   Transfers to foreclosed real estate..........................              229                 688                 718
                                                                        ---------           ---------           ---------
            Total deductions....................................           14,792              13,020              13,053
                                                                        ---------           ---------           ---------
Net loan activity...............................................            9,236               4,210               2,165
                                                                        ---------           ---------           ---------
      Loans at end of period (1)................................          $84,493             $75,257             $71,047
                                                                        =========           =========           =========

------------------------------
(1) Loans at end of period include unfunded loans in process of $3.0 million, $1.8 million and $1.1 million for fiscal years 2000, 1999 and 1998, respectively.


           One- to Four-Family Mortgage Lending. One- to four-family mortgage loan originations are generally obtained by the Association's in-house loan representatives, from existing or past customers, and through referrals from members of the Association's local community. At June 30, 2000, the Association's one- to four-family mortgage loans totaled $53.3 million, or 65.4% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 84.1% were fixed-rate mortgage loans and 15.9% were adjustable-rate mortgage ("ARM") loans.

           The Association currently offers a variety of fixed-rate mortgage loans, including 30-year and 15-year mortgage loans. The Association also currently offers ARM loans with a term of 30 years and an interest rate which adjusts annually from the outset of the loan. The interest rates for the Association's ARM loans adjust in accordance with an index based on United States Treasury Bill rates as reported in The Wall Street Journal. The Association originates ARM loans with initially discounted rates, often known as "teaser rates." The Association's ARM loans generally provide for periodic (not more than 2%) caps on the increase or decrease in the interest at any adjustment date. Currently, the Association has a contractual rate ceiling of 5% over the life of the loan.

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

           Multi-family and Commercial Real Estate Lending. The Association originates adjustable-rate multi-family and commercial real estate loans that generally are secured by properties used for a combination of residential and retail purposes. Also, the Association participates in commercial real estate loans promoted by a local regional development agency. At June 30, 2000, the Association had $16.8 million of multi-family and commercial real estate loans.At that date, the Association's largest multi-family or commercial real estate loan were two lines of credit to one borrower with a credit limit of $725,000, secured by commercial real estate and equipment. At June 30, 2000, these loans had an aggregate outstanding balance of $425,000 and were performing according to their terms.

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

           The Association's underwriting procedures for commercial real estate loans provide that such loans generally may be made in amounts up to 70% of the lower of the appraised value or purchase price of the property unless the property is owned by an individual who lives more than 50 miles from the property. In those cases, a commercial real estate loan may only be made in amounts up to 65% of the lower of the appraised value or purchase price of the property. The Association may request PMI on a case by case basis. Commercial real estate loans may be made with terms up to 20 years and are generally offered at interest rates which adjust every five years, in accordance with an index based on the prime rate as published in The Wall Street Journal. In making such loans, the Association considers the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service) and the ratio of loan amount to appraised value.

           Multi-family and commercial real estate loans generally are considered to involve a higher degree of credit risk than financing on improved, owner-occupied real estate, because they generally involve larger principal amounts than one- to four-family residential mortgage loans. In addition, because multi-family and commercial real estate loans often are dependent on successful operation and management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than one- to four-family residential loans.

           Construction Lending. The Association also offers residential construction loans on properties located in its market area. Such lending has consisted primarily of loans for the construction of presold one- to four-family residences which convert into permanent financing upon the completion of construction. The Association generates residential construction loans primarily through direct contact with the borrower or home builders. Such loans require that an appraisal be conducted by a qualified appraiser and the Association review plans, specifications and cost estimates. The appraiser must also conduct an inspection following completion of the work. The amount of construction advances to be made, together with the sum of previous disbursements, may not exceed the percentage of completion of the construction. The maximum loan-to-value ratio for such loans is 95%. Furthermore, borrowers have six months to complete the home and only pay interest on amounts disbursed during the construction process. The Association requires that it possess the first and only lien on these types of loans. At June 30, 2000, the Association's largest construction loan was a performing loan with an aggregate commitment of $799,355 secured by a single-family residence located in Luzerne County. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development.

           Consumer Lending. Consumer loans at June 30, 2000 amounted to $9.1 million or 11.1% of the Association's total loans. These loans include home equity loans and lines of credit, automobile loans, education loans and other consumer loans. Such loans are generally originated in the Association's primary market area and if over $10,000 must be secured by real estate, automobiles or a titled vehicle. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans. The maximum limit on consumer loans, excluding home equity loans and home equity lines of credit, is $50,000.

           At June 30, 2000, home equity loans and lines of credit accounted for $5.3 million, or 6.5% of total loans and 58.7% of consumer loans. The Association generally offers home equity loans with terms of up to 120 months. The Association also offers home equity lines of credit with terms up to 120 months with adjustable rates of interest which adjust on a quarterly basis. The adjustable rate of interest is indexed to the prime rate as reported in The Wall Street Journal on the last day of the month preceding adjustment. Generally, the maximum loan-to-value ratio on both home equity loans and home equity lines of credit is 75%.

           The Association also offers automobile loans on both new and used cars. Loans are offered with 60 month terms and loan-to-value ratios of 80% on new cars. The Association will also finance certain more expensive new cars for an extended term greater than 60 months. For used cars, the maximum loan-to-value ratio is the lesser of the retail value shown in the NADA Used Car Guide or the contract price and the terms for such loans are determined based on the age of the vehicle, but are generally limited to 60 months. However, the Association will not make a loan on an automobile over five years old unless such automobile is deemed an investment property. In those cases, an inspection is required and the valuation is determined by the retail value as listed in the Cars of Particular Interest booklet. The Association also offers loans on recreational vehicles with terms up to 15 years for new and 84 months for used vehicles and loan-to-value ratios of 80% for new and used recreational vehicles.

           Other consumer loans include education loans which are federally guaranteed and originated under regulations of the Pennsylvania Higher Education Assistance Agency, deposit-secured loans, and other personal and unsecured loans. It is the general policy of the Association to sell its education loans once the borrower has left school to Sallie Mae with servicing released.

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

         The Board of Directors and management review the results of the reports on a monthly basis. The Association classifies assets in accordance with the management guidelines described above. At June 30, 2000, the Association had $579,000 of assets designated as Substandard which consisted of seven one-to four-family loans totaling $424,000, nine consumer loans totaling approximately $120,000 and one multi-family real estate loan totaling approximately $35,000. At that same date the Association had no assets classified as Loss, Special Mention or Doubtful. The following table sets forth the delinquencies in the Association's loan portfolio as of the dates indicated.

                                                     At June 30, 2000                                At June 30, 1999
                                     ------------------------------------------------- --------------------------------------------
                                           60-89 Days             90 Days or More           60-89 Days          90 Days or More
                                     ----------------------- ------------------------- -------------------- -----------------------
                                      Number     Principal     Number     Principal     Number   Principal    Number    Principal
                                        of        Balance        of        Balance        of      Balance       of       Balance
                                       Loans      of Loans     Loans       of Loans      Loans    of Loans    Loans      of Loans
                                     ---------  ------------ ---------- -------------- --------- ---------- ---------- ------------
                                                                        (Dollars in thousands)
Real estate loans:
   One- to four-family.............         1           $33          7           $424         3       $133        18       $1,140
   Multi-family and
      commercial...................        --            --          1             35        --         --        --           --
Consumer loans:
   Home equity loans and
      lines of credit..............         2            17          7            115         3          9        13          143
   Automobile......................        --            --          2              5         3         21         1            8
   Other...........................         2             3         --             --        --         --         2           --
                                          ---         -----        ---         ------        --     ------       ---    ---------
      Total........................         5           $53         17           $579         9       $163        34       $1,291
                                          ===           ===        ===           ====       ===       ====        ==       ======

Delinquent loans to total loans....                    0.07%                     0.71%                0.22%                  1.77%
                                                       ====                      ====                 ====                   ====

                                                         At June 30, 1998
                                        --------------------------------------------------
                                              60-89 Days              90 Days or More
                                        -----------------------   ------------------------
                                          Number     Principal     Number      Principal
                                            of        Balance        of         Balance
                                          Loans       of Loans      Loans       of Loans
                                        ----------   ----------   ---------   ------------
                                                      (Dollars in thousands)

Real estate loans:
   One- to four-family................         3         $112          21         $1,443
   Multi-family and
      commercial......................        --           --           6            247
Consumer loans:
   Home equity loans and
      lines of credit.................        --           --          11            200
   Automobile.........................         2            9          --             --
   Other..............................         4            7           4              6
                                            ----         ----        ----         ------
      Total...........................         9         $128          42         $1,896
                                            ====         ====        ====         ======

Delinquent loans to total loans.......                   0.18%                      2.74%
                                                         ====                       ====

           Nonperforming Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and foreclosed real estate. At June 30, 2000, nonaccrual loans totaled $579,000 and consisted of 17 loans. At such date, foreclosed real estate totaled $29,000 and consisted of three one- to four-family properties. It is the policy of the Association to cease accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest. For the year ended June 30, 2000, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual term was approximately $45,000, none of which was included in interest income related to these loans. At June 30, 2000, the Association had no recorded investment in impaired loans. At June 30, 1999, there were $188,000 of impaired loans with specific loan loss allowances of $15,000.


                                                        At June 30,
                                           -------------------------------------
                                             2000         1999           1998
                                           --------     --------        --------
                                                   (Dollars in thousands)
Nonaccrual loans:
   One- to four-family real estate.....     $   424       $1,140         $1,477
   Consumer............................         120          151            206
   Multi-family and commercial.........          35           --            181
                                           ---------    ---------      --------
      Total (1)........................         579        1,291          1,864
Foreclosed real estate (2).............          29           53            221
                                           ---------    ---------      --------
      Total nonperforming assets.......     $   608       $1,344         $2,085
                                            =======       ======         ======

Total nonperforming loans as a
   percentage of total loans...........        0.72%        1.77%          2.74%
Total nonperforming assets as a
   percentage of total assets..........        0.45%        1.12%          1.86%


(1)  Total nonaccrual loans equals total nonperforming loans.

(2)  Foreclosed real estate balances are shown net of related loss allowances.


           Foreclosed Real Estate. At June 30, 2000, the Association had $29,000 of foreclosed real estate consisting of three one- to four-family properties. When the Association acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lesser of carrying value of the loan or fair value of the property at the date of acquisition less costs to sell. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to have obtained an appraisal or broker's price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Association's policy to require appraisals on a periodic basis on foreclosed properties and conducts inspections on foreclosed properties.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. At June 30, 2000 the allowance for loan losses was $468,000 compared to $419,000 at June 30, 1999. The increase in the allowance from June 30, 2000 to June 30, 1999 was the result of an increase in the loan portfolio, especially in commercial loans. As of June 30, 2000, the Association's allowance for loan losses was 0.57% of total loans and 80.8% of nonperforming loans compared to 0.57% of total loans and 32.46% of nonperforming loans as of June 30, 1999. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Association's allowance for loan losses at June 30, 2000 is sufficient to cover losses
inherent  in  its  loan   portfolio,   no  assurances  can  be  given  that  the

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

                                                                    At or For the Fiscal Years Ended
                                                                                June 30,
                                                             ----------------------------------------------
                                                                   2000            1999            1998
                                                             --------------  --------------   -------------
                                                                         (Dollars in thousands)
Allowance for loan losses, beginning of year..............           $  419         $ 452           $ 429
                                                                   ========       =======        ========
Charged-off loans:
   One- to four-family real estate........................                3            98             165
   Multi-family and commercial real estate................         --------       -------               6
   Consumer...............................................               21            12               7
                                                                   --------       -------        --------
      Total charged-off loans.............................               24           110             178
                                                                   --------       -------        --------
Recoveries on loans previously charged off:
   One- to four-family real estate........................                5            --              22
   Consumer...............................................                4            15               3
                                                                   --------       -------        --------
      Total recoveries....................................                9            15              25
                                                                   --------       -------        --------
Net loans charged-off.....................................              (15)          (95)           (153)
Provision for loan losses.................................               64            62             176
                                                                   --------       -------        --------
Allowance for loan losses, end of period..................           $  468         $ 419           $ 452
                                                                   ========       =======        ========

Net loans charged-off to average interest-earning loans...            (0.02)%      ( 0.14)%         (0.22)%
Allowance for loan losses to total loans..................             0.57%         0.57%           0.65%
Allowance for loan losses to nonperforming loans..........            80.83%        32.46%          24.25%
Net loans charged-off to allowance for loan losses........            (3.21)%      (22.67)%        (33.85)%
Recoveries to charge-offs.................................            37.50%        13.64%          14.04%

           The following table sets forth the Association's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and to total loans.

                                                                            At June 30,
                                ----------------------------------------------------------------------------------------------------
                                              2000                              1999                              1998
                                --------------------------------  --------------------------------  --------------------------------
                                          Percent of   Percent              Percent of   Percent              Percent of   Percent
                                           Allowance   of Loans              Allowance   of Loans             Allowance    of Loans
                                            in each    in Each                in each    in Each               in each     in Each
                                           Category    Category              Category    Category              Category    Category
                                           to Total    to Total              to Total    to Total              to Total    to Total
                                 Amount    Allowance    Loans      Amount    Allowance    Loans      Amount   Allowance     Loans
                                --------- ----------- ----------  --------- ----------- ----------  --------- ----------  ----------
                                                                       (Dollars in thousands)

Real estate (1)...............       $204     43.59%     68.26%      $256       61.10%     75.71%      $273      60.40%      80.08%
Consumer......................        110     23.50      11.12        112       26.73      12.16        135      29.87       14.25
Multi-family and commercial...         87     18.59      20.62         45       10.74      12.13         39       8.63        5.67
Unallocated...................         67     14.32         --          6        1.43         --          5       1.10          --
                                   ------   -------   --------    -------    --------  ---------    -------   --------   ---------
   Total allowance for loan
       losses.................       $468    100.00%    100.00%      $419      100.00%    100.00%      $452     100.00%     100.00%
                                     ====    ======     ======       ====      ======     ======       ====     ======      ======

------------------------------
(1)  Includes one-to four-family real estate loans and construction loans.

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

           As required by Statement of Financial Accounting Standards No. 115, the Company has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Company generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. The Company does not currently maintain a portfolio of securities categorized as held for trading. At June 30, 2000, the available-for-sale securities portfolio totaled $38.2 million, or 28.3% of assets and the held-to-maturity portfolio totaled $5.5 million, or 4.1% of assets. The shift in the composition of the Company's securities portfolio from held-to-maturity to available-for-sale was done in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Included in the Company's available-for-sale securities portfolio is an equity- based mutual fund with a carrying value of $1.9 million.

           At June 30, 2000, the Company had invested $13.4 million in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, or 9.9% of total assets, all of which were classified as available-for-sale. In addition, $10.0 million, or 22.9% of the Company's securities, were debt obligations issued by federal agencies which generally have stated maturities from 3 to 15 years but which also have call features. Such callable securities allow the issuer, after a certain time period, to repay the security prior to its stated maturity. Based on interest rate ranges anticipated by the Company, the Company estimates that the substantial majority of such securities will be called prior to their stated maturities. The Company is subject to additional interest rate risk and reinvestment risk compared to its evaluation of that risk if changes in interest rates exceed ranges anticipated by the Company in estimating the anticipated life of such callable investment securities. Investments in mortgage-related securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Of the Company's investment in mortgage-related securities at June 30, 2000, all were available-for-sale.

           The following table sets forth certain information regarding the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                                    At June 30,
                                                   ---------------------------------------------------------------------------
                                                             2000                     1999                      1998
                                                   ------------------------  ----------------------- -----------------------
                                                    Amortized      Fair       Amortized     Fair      Amortized     Fair
                                                      Cost         Value        Cost        Value       Cost        Value
                                                   -----------  -----------  -----------  ---------- ----------  -----------
                                                                                 (In thousands)
Investment securities:
   Debt securities held to maturity:
      Obligations of U.S. government agencies ...     $ 2,994     $ 2,868     $ 1,996     $ 1,996     $ 2,801     $ 2,810
      Other securities ..........................       2,491       2,475       1,492       1,492         244         242
                                                      -------     -------     -------     -------     -------     -------

            Total ...............................       5,485       5,343       3,488       3,488       3,045       3,052
                                                      -------     -------     -------     -------     -------     -------
   Debt securities available for sale:
      Obligations of U.S. Treasury and U.S. .....
         government agencies ....................      10,548      10,023      10,797      10,531       3,548       3,548
      Other securities (1) ......................      15,166      13,967      11,205      10,512       2,561       2,406
                                                      -------     -------     -------     -------     -------     -------

            Total ...............................      25,714      23,990      22,002      21,043       6,109       5,954
                                                      -------     -------     -------     -------     -------     -------

   Equity securities available for sale:
      FHLB stock ................................         850         850         595         595         594         594
                                                      -------     -------     -------     -------     -------     -------

            Total investment securities .........     $32,049     $30,183     $26,085     $25,126     $ 9,748     $ 9,600
                                                      =======     =======     =======     =======     =======     =======

Mortgage-related securities:
   Mortgage-related securities held to maturity .     $    --     $    --     $    --     $    --     $ 2,122     $ 2,138
   Collateralized mortgage obligations ..........          --          --          --          --         159         159
                                                      -------     -------     -------     -------     -------     -------
            Total mortgage-related securities

               held to maturity .................     $    --     $    --     $    --     $    --     $ 2,281     $ 2,297
                                                      =======     =======     =======     =======     =======     =======

   Mortgage-related securities available for sale     $13,766     $13,381     $ 3,830     $ 3,791     $ 1,318     $ 1,353

            Total mortgage-related securities ...      13,766      13,381       3,830       3,791       3,599       3,650
                                                      -------     -------     -------     -------     -------     -------
            Total securities ....................     $45,815     $43,564     $29,915     $28,917     $13,347     $13,250
                                                      =======     =======     =======     =======     =======     =======

------------------------------
(1)   Includes tax-free municipal bonds.

           The following table sets forth the Company's securities activities for the periods indicated.

                                                                                For the Fiscal Years
                                                                                   Ended June 30,
                                                                  ----------------------------------------------
                                                                     2000              1999             1998
                                                                  -----------      ------------     ------------
                                                                                    (In thousands)
Mortgage-related securities:
   Mortgage-related securities, beginning of period (1) ....        $  3,791         $  3,634         $  6,378
                                                                    ========         ========         ========
   Purchases,
      Mortgage-related securities - available-for-sale .....        $ 11,179         $  2,290         $    650
   Maturities and calls,
      Mortgage-related securities - available-for-sale .....             (63)          (1,450)          (2,300)
   Repayments and prepayments,
      Mortgage-related securities ..........................          (1,073)            (609)          (1,125)
   Increase (decrease) in net premium ......................            (108)              --                8
   Increase in unrealized gain/(loss) ......................            (345)             (74)              23
                                                                    --------         --------         --------
      Net increase (decrease) in mortgage-related securities           9,590              157           (2,744)
                                                                    --------         --------         --------
   Mortgage-related securities, end of period ..............        $ 13,381         $  3,791         $  3,634
                                                                    ========         ========         ========

Investment securities:
   Investment securities, beginning of period ..............        $ 25,126         $  9,593         $ 10,117
                                                                    ========         ========         ========
   Purchases,
      Investment securities - held-to-maturity .............        $ 18,000         $  1,500         $  2,459
      Investment securities - available-for-sale ...........           4,255           26,015            3,949
   Repayments and prepayments ..............................             (19)            (438)             (22)
   Maturities and calls:
      Investment securities - held-to-maturity .............         (16,000)          (2,800)          (6,926)
      Investment securities - available-for-sale ...........            (250)          (7,900)              --
   Increase (decrease) in net premium ......................             (21)               2               (7)
   Increase in unrealized gain/(loss) ......................            (766)            (846)              23
                                                                    --------         --------         --------
      Net increase (decrease) in investment securities .....           5,199           15,533             (524)
                                                                    --------         --------         --------
   Investment securities, end of period ....................        $ 30,325         $ 25,126         $  9,593
                                                                    ========         ========         ========

------------------------------
(1)   Includes mortgage-related securities available-for-sale.

           The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities and mortgage-related securities as of June 30, 2000.

                                                                             At June 30, 2000
                                    ------------------------------------------------------------------------------------------------
                                                         More than One Year   More than 5 Years    More than 10 Years
                                     One Year or Less      to Five Years        to 10 Years                            Total
                                    ------------------  ------------------  ------------------  ------------------ -----------------
                                             Weighted            Weighted             Weighted            Weighted          Weighted
                                    Carrying  Average   Carrying  Average   Carrying  Average  Carrying   Average   Carrying Average
                                     Value     Yield      Value    Yield     Value     Yield     Value     Yield     Value    Yield
                                    --------  --------  --------  --------  --------  -------- ---------  -------- --------  -------
                                                                        (Dollars in thousands)
Held-to-maturity securities:
   Commercial paper ................ $ 2,491     6.80%  $    --      --%      $  --       --%   $    --      --%    $ 2,491    6.80%
   Obligations of the U.S.
      Government agencies ..........      --       --        --      --          --       --      2,994    7.31       2,994    7.31
                                     -------            -------               -----             -------             -------
     Total securities at
         amortized cost ............ $ 2,491     6.80%  $    --      --%      $  --       --%     2,994    7.31%      5,485    7.08%
                                     =======            =======               =====             =======             =======

Available-for-sale securities:
   Investment securities:
      Municipal securities (1) ..... $    --       --%  $    --      --%      $  992    4.45%   $ 7,300     4.71%   $ 8,292    4.68%
      Obligations of the U.S.
         government  agencies ......      --       --     4,594    5.95        3,300    6.32      2,129     6.88     10,023    6.27
   Equity securities ...............     850     6.83        --     --            --      --         --       --        850    6.83
   Other ...........................   1,930       --     1,963    7.18           34    6.20      1,748     8.22      5,675    5.05
   Mortgage-related securities .....      --       --       930    7.00        4,797    6.78      7,654     6.58     13,381    6.68
                                     -------            -------               ------            -------             -------
     Total securities at fair value  $ 2,780     6.83%  $ 7,487    6.40%      $9,123    6.35%   $18,831     6.04%   $38,221    5.75%
                                     =======            =======               ======            =======             =======


(1) Weighted average yield data for municipal securities is not presented on a tax equivalent basis. The average balance of tax- exempt investments was $7.3 million in fiscal 2000, $1.8 million in fiscal 1999, and $894,000 in fiscal 1998.


Sources of Funds

           General. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and for other general purposes. The Association also uses borrowings from the Federal Home Loan Bank of Pittsburgh as a source of funding for loan and securities investment activity.

           Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of checking, money market, savings, NOW, club accounts, certificate accounts and Individual Retirement Accounts. More than 59.5% of the funds deposited in the Association are in certificate of deposit accounts. At June 30, 2000, core deposits (savings, NOW and money market accounts) represented 40.5% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits have remained relatively static in recent years. Deposits increased $2.2 million, or 2.3%, from $95.8 million at June 30, 1999 to $98.0 million at June 30, 2000.

           The Association's deposits are obtained predominantly from the areas in which its branch offices are located. The Association has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. The Association has not actively solicited certificate accounts in excess of $100,000. The Association uses brokers from time to time to obtain deposits if circumstances warrant. At June 30, 2000, 55.0% of the Association's certificate of deposit accounts were to mature within one year. Further increases in short-term certificate of deposit accounts, which tend to be more sensitive to movements in market interest rates than core deposits, may result in the Association's deposit base being less stable than if it had a large amount of core deposits which, in turn, may result in further increases in the Association's cost of deposits.

           The following table presents the deposit activity of the Association for the periods indicated:

                                                                                    For the Fiscal Years Ended June 30,
                                                                           ---------------------------------------------------
                                                                               2000                1999               1998
                                                                           ------------        ------------       ------------
                                                                                             (In thousands)

Increase (decrease) before interest credited............................       $ (712)            $(9,782)           $   977
Interest credited......................................................         2,887               2,994              3,162
                                                                              -------             -------            -------
Net increase (decrease) ................................................       $2,175             $(6,788)            $4,139
                                                                               ======             =======             ======


           At June 30, 2000, the Association had $11.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:


   Maturity Period                                               Amount
---------------------                                       -----------------
                                                             (In thousands)

Three months or less.......................................         $     882
Over 3 through 6 months....................................             2,177
Over 6 through 12 months...................................             3,258
Over 12 months.............................................             5,089
                                                                    ---------
      Total................................................           $11,406
                                                                      =======

           The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented and such information at June 30, 2000.

                                                                   For the Fiscal Years Ended June 30,
                                  --------------------------------------------------------------------------------------------------
                                                2000                             1999                             1998
                                  -------------------------------- -------------------------------- --------------------------------
                                               Percent                          Percent                           Percent
                                              of Total    Average               of Total    Average               of Total   Average
                                   Average     Average     Rate     Average     Average      Rate     Average     Average     Rate
                                   Balance    Deposits     Paid     Balance     Deposits     Paid     Balance     Deposits    Paid
                                  ---------- ----------- --------- ----------  ----------  -------- ----------  ----------  --------
                                                                        (Dollars in thousands)
Passbook and statement savings....   $24,615       24.87%     3.14%   $28,099       28.41%     2.85% $  28,788       28.68%    2.76%
Money market......................     1,896        1.92      2.69      1,978        2.00      2.68      2,151        2.14     2.46
NOW...............................    14,546       14.70      1.09     11,158       11.28      1.50     10,081       10.04     1.51
Certificates of deposit...........    57,907       58.51      5.28     57,679       58.31      5.33     59,342       59.14     5.49
                                    --------       -----             --------     -------           ----------     -------
      Total average deposits......   $98,964      100.00%     4.08%   $98,914      100.00%     4.14%  $100,362      100.00%    4.24%
                                     =======      ======              =======      ======             ========      ======

           The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at June 30, 2000.


                                                               Period to Maturity from June 30, 2000
                                      ----------------------------------------------------------------------------------------
                                        Less than          One to              Two to               Over
                                        One Year         Two Years          Three Years         Three Years           Total
                                      -------------    --------------     ----------------    ----------------     -----------
                                                                       (Dollars in thousands)
Certificate accounts:
   2.60 to 4.00%......................    $     100        $       --             $     --            $     --       $     100
   4.01 to 5.00%......................       13,976             1,696                  178                 402          16,252
   5.01 to 6.00%......................        9,397             2,504                1,405               1,099          14,405
   6.01 to 7.00%......................        7,216            11,335                4,588               1,277          24,416
   7.01 to 8.00%......................        1,366             1,045                  150                 598           3,159
                                          ---------         ---------             --------            --------       ---------
      Total certificate accounts......      $32,055           $16,580               $6,321              $3,376         $58,332
                                            =======           =======               ======              ======         =======

                                       16

           Borrowings. The Association may use advances from the Federal Home Loan Bank of Pittsburgh to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Pittsburgh functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Pittsburgh, the Bank is required to own capital stock in the Federal Home Loan Bank of Pittsburgh and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2000, the Association had the ability to borrow a total of approximately $65.0 million from the Federal Home Loan Bank of Pittsburgh. At that date, the Association had outstanding advances of $17.0 million.

           The following table presents certain information regarding the Association's Federal Home Loan Bank advances during the periods and at the dates indicated.



                                                       Year Ended June 30,
                                          --------------------------------------
                                              2000         1999           1998
                                          -----------   -----------     --------
                                                 (Dollars in thousands)
Maximum amount of advances
   outstanding at any month end...........    $17,000      $1,000         $ --
Approximate average advances
   outstanding............................     10,724           5           --
Approximate weighted average rate                5.94%         --%          --%
   paid on advances.......................



                                                         At June 30,
                                          --------------------------------------
                                            2000           1999           1998
                                          -----------   -----------     --------
                                                   (Dollars in thousands)

Balance outstanding at end of year........    $17,000      $1,000         $ --
Weighted average rate on advances.........       6.70%       5.33%          --


Subsidiary Activities

         As of June 30, 2000, the Company maintained the Association as a wholly owned subsidiary. The Association has no subsidiaries.

Personnel

         As of June 30, 2000, the Association had 38 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit

                           REGULATION AND SUPERVISION

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

Holding Company Regulation

           The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, generally was not restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

           Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

           The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk- based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 2000, the Association met each of its capital requirements.

           The following table presents the Association's capital position at June 30, 2000.


                                                                  Capital
                                                   Excess    -------------------
                           Actual   Required    (Deficiency)  Actual    Required
                          Capital   Capital        Amount     Percent    Percent
                          --------  --------- -------------- --------   --------
                                           (Dollars in thousands)
Core (Leverage).........   $16,584    $5,350      $11,234     12.4%        4.0%
Risk-based..............    17,052     4,692       12,360     29.1         8.0


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

           In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund and SAIF members commenced. The Association's assessment rate for fiscal 2000 ranged from 5.1 to 5.3 basis points and no premium was paid for this period. Payments toward the FICO bonds amounted to $10,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

           Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2000, the Association's limit on loans to one borrower was $2.3 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $799,355.

           QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage- backed securities) in at least 9 months out of each 12 month period.

           A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2000, the Association maintained 74.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

           Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. An application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

           Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity ratio for June 30, 2000 was 31.6%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

           Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended June 30, 2000 totaled $36,000.

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

Federal Reserve System

           The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.33 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.

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

           A Pennsylvania savings association may change the location of its principal place of business to a location anywhere in Pennsylvania with the prior approval of the Pennsylvania Department. Additionally, a Pennsylvania savings association may establish an office anywhere in the United States provided proper notice of the filing of the application is published and the approval of the Pennsylvania Department is obtained.

           The Pennsylvania Department shall examine each savings association at least every two calendar years. The Savings Association Code permits the Pennsylvania Department to accept the examinations and reports of the Federal Savings and Loan Insurance Corporation (now the OTS) in lieu of their own examination. The Pennsylvania Department may order any association to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of an association engaged in an objectionable activity, after the

Pennsylvania Department has ordered the activity to be terminated, to show cause at a hearing before the Savings Association Bureau of the Pennsylvania Department why such person should not be removed.


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

           Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Association over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carry-overs of which the Association currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid. The Association does not expect to be subject to the AMT.

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

State Taxation

           The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for 2000 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a tax imposed at the rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

           The Association is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, the Company's tax rate is 11.5%. The MTIT exempts the Company from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The MTIT, in computing generally accepted accounting principles income, allows for the deduction of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Company. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. The Association has not been audited by the Commonwealth of Pennsylvania in the last five years.

           Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.    DESCRIPTION OF PROPERTY.

           The Association conducts its business through four full-service banking offices located in Luzerne and Carbon Counties, Pennsylvania. The following table sets forth certain information regarding the Association's offices as of June 30, 2000.

                                                                                      Net Book Value
                                                        Original                       of Property               Total
                                                          Year        Date of         or Leasehold            Deposits at
                                            Leased     Leased or       Lease           Improvements             June 30,
Location                                   or Owned     Acquired     Expiration       at June 30, 2000           2000
-----------                              ------------ ------------   ------------     ------------------      ------------
                                                                                             (Dollars in thousands)
Administrative/Home Office:
31 W. Broad Street....................      Owned         1968           --                      $103           $60,133
Hazleton, Pennsylvania 18201

25 W. Broad Street (1)................      Owned         1987           --                       252                --
Hazleton, Pennsylvania  18201

Branch Offices:
Weatherly Office......................      Owned         1975           --                        42            10,691
140 Carbon Street
Weatherly, Pennsylvania  18252

Laurel Mall Office....................     Building       1980         June 1,                    302            19,425
345 Laurel Mall                             owned,                       2001
Hazleton, Pennsylvania  18201                land
                                            leased

Drums Office..........................      Owned         1994           --                       383             7,741
P.O. Box 4040
Drums, Pennsylvania  18222

-------------------------------

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           Security of Pennsylvania Financial Corp.'s Common Stock is listed on the American Stock Exchange under the symbol "SPN." The stock began trading on December 30, 1998. As of June 30, 2000, Security of Pennsylvania Financial Corp. had approximately 436 holders of record. For information relating to restrictions on the Company's declaration of dividends, see "Item 1.--Description of Business--Regulation and Supervision." The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange and per share dividends during each quarter.




                                            High            Low        Dividend
                                           ----------  -------------  ---------
2000
----
June 30, 2000............................. $16.875       $  9.188       $0.05
March 31, 2000............................   9.500          8.875        0.05
December 31, 1999.........................  10.375          9.125        0.05
September 30, 1999........................  10.875         10.125        0.05

1999
----
June 30, 1999............................. $10.625       $  9.25        $0.05
March 31, 1999............................  10.125          9.125        N/A
December 31, 1998.........................  10.563          10.25        N/A
September 30, 1998........................    N/A            N/A         N/A


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

Forward-Looking Statements

           This Form 10-KSB contains certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management Strategy

           The Company's operating strategy has been that of a community-based banking institution, offering a wide variety of savings products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, multi-family and commercial real estate and commercial lending. In order to promote long-term financial strength and profitability, the Company's operating strategy has focused on: (i) maintaining strong asset quality by originating primarily one- to four-family mortgage loans and home equity loans and lines of credit secured by residential real estate located in its market area; (ii) managing its interest rate risk within the context of its significant fixed-rate one- to four-family mortgage lending activity; (iii) providing products and delivery systems directed at the needs and expectations of its customer base, including through taking advantage of technological advances when appropriate; and (iv) maintaining a strong regulatory capital position.


Analysis of Net Interest Income

           Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

           Average Balance Sheet. The following tables set forth certain information relating to the Company for the fiscal years ended June 30, 2000, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown, except where noted, otherwise and reflect annualized yields and costs. The yields and costs include fees which are considered adjustments to yields.

                                                                       For the Fiscal Years Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                                        2000                           1999                          1998
                                            -----------------------------  ----------------------------  ---------------------------
                                                                 Average                       Average                       Average
                                             Average              Yield/    Average             Yield/    Average             Yield/
                                             Balance   Interest   Rate      Balance  Interest    Rate     Balance  Interest   Rate
                                            ---------  -------- ---------  --------  --------  --------  --------- --------  -------
                                                                            (Dollars in thousands)
Interest earning assets:
   Loans (1):
      Real estate ........................  $  62,949   $4,648     7.38% $ 58,039    $4,340      7.48% $  55,841    $4,358     7.80%
      Consumer............................      8,966      732     8.16     9,517       742      7.80     10,331       825     7.99
      Commercial real estate..............      6,720      521     7.75     2,118       160      7.55      3,131       232     7.41
                                            ---------   ------           --------    ------             --------   -------
          Total loans.....................     78,635    5,901     7.50    69,674     5,242      7.52     69,303     5,415     7.81
    Mortgage-related securities (2).......      6,606      452     6.84     2,407       167      6.94      2,629       159     6.05
    Investment securities (3)(4)..........     31,020    2,047     6.60    14,284       887      6.21     12,563       899     7.15
    Interest-bearing deposits.............     11,021      617     5.60    25,726     1,503      5.84     20,155     1,267     6.29
                                            ---------   ------           --------    ------             --------   -------
         Total interest-earning assets....    127,282    9,017     7.08   112,091     7,799      6.96    104,650     7,740     7.40
Noninterest-earning assets:
   Cash and due from banks................      1,064                       2,311                          3,092
   Premises and equipment.................      1,267                       1,313                          1,327
   Other, less allowance for loan losses..      1,473                         923                            767
                                            ---------                    --------                       --------
         Total noninterest-earning assets.      3,804                       4,547                          5,186
                                            ---------                    --------                       --------
         Total assets.....................   $131,086                    $116,638                       $109,836
                                             ========                    ========                       ========
Interest-bearing liabilities:
   Deposits:
      Passbook and statement savings......    $24,615      773     3.14  $ 28,099       802      2.85  $  28,788       795     2.76
      Money market........................      1,896       51     2.69     1,978        53      2.68      2,151        53     2.46
      NOW.................................     14,546      159     1.09    11,158       167      1.50     10,081       152     1.51
      Certificates of deposit.............     57,907    3,057     5.28    57,679     3,076      5.33     59,342     3,260     5.49
                                            ---------  -------           --------   -------             --------   -------
         Total deposits...................     98,964    4,040     4.08    98,914     4,098      4.14    100,362     4,260     4.24
     Borrowings...........................     10,724      637     5.94         5        --        --         --        --       --
                                            ---------  -------           --------   -------             --------   -------
         Total interest-bearing liabilities   109,688    4,677     4.26    98,919     4,098      4.14    100,362     4,260     4.24
                                            ---------                    ----------                    ---------
Noninterest-bearing liabilities:
   Other liabilities......................        690                         519                            513
                                            ---------                   ---------                    -----------
         Total liabilities................    110,378                      99,438                        100,875
Stockholders' equity......................     20,708                      17,200                          8,961
                                            ---------                   ---------                    -----------
         Total liabilities and stockholders'
            equity........................   $131,086                    $116,638                       $109,836
                                             ========                    ========                       ========

----------------------------
(1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonperforming loans.(2) Includes mortgage-related securities available-for-sale and held-to-maturity.

(3) Includes investment securities available-for-sale and held-to-maturity and stock in the FHLB of Pittsburgh.

(4) The average balance of tax-exempt investments was $7.3 million in fiscal 2000 and $1.8 million in fiscal 1999. The Company had $894,000 investments in 1998.

                                                                For the Fiscal Year Ended June 30,
                                                           -------------------------------------------
                                                               2000            1999           1998
                                                           -------------    -----------   ------------
                                                                        (Dollars in thousands)
Average net interest-earning assets.......................    $17,594        $13,172         $4,288
Net interest income.......................................      4,340          3,701          3,480
Net interest rate spread (1)..............................       2.82%          2.82%          3.16%
Net interest margin as a percentage of interest-
   earning assets (2).....................................       3.41%          3.30%          3.33%
Ratio of interest-earning assets to interest-bearing
   liabilities............................................     116.04%        113.32%        104.27%

------------------------------
(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                                       Fiscal Year Ended                           Fiscal Year Ended
                                                        June 30, 2000                                June 30, 1999
                                                          Compared to                                 Compared to
                                                       Fiscal Year Ended                            Fiscal Year Ended
                                                         June 30, 1999                                June 30, 1998
                                                  -------------------------                -----------------------------------
                                                   Increase (Decrease) Due                   Increase (Decrease) Due
                                                             to                                         To
                                                  ------------------------                   -----------------------
                                                     Rate          Volume        Net          Rate        Volume        Net
                                                  -----------    ----------    --------     ---------    ---------    --------
                                                                             (Dollars in thousands)
Interest-earning assets:
Loans:
   Real estate ...............................    $     (58)      $   366     $   308      $   (184)     $   166     $   (18)
   Consumer...................................           34           (44)        (10)          (20)         (63)        (83)
   Commercial real estate.....................            4           357         361             3          (75)        (72)
                                                  ----------      --------    --------     ---------    ---------    --------
      Total loans.............................          (20)          679         659          (201)          28        (173)
                                                  ----------      --------    --------     ---------    ---------    --------
   Mortgage-related securities................           (2)          287         285            22          (14)          8
   Investment securities (1)..................           59         1,101       1,160          (126)         114         (12)
   Interest-earning deposits..................          (60)         (826)       (886)         (104)         340         236
                                                  ----------      --------     -------     ---------      -------    --------
      Total interest-earning assets...........          (23)        1,241       1,218          (409)         468          59
                                                  ----------       -------    --------     ---------      -------    --------

Interest-bearing liabilities:
Deposits:
   Passbook and statement savings.............           76          (105)        (29)           26          (19)          7
   Money market...............................           --            (2)         (2)            4           (4)         --
   NOW........................................          (52)           44          (8)           (1)          16          15
   Certificate of deposit.....................          (30)           11         (19)          (94)         (90)       (184)
                                                  ----------           --     --------          ----        -----      ------
Total deposits................................           (6)          (52)        (58)          (65)         (97)       (162)
   Borrowings.................................           --           637         637            --           --          --
                                                  ---------     ---------     --------
      Total interest-bearing liabilities......           (6)          585         579           (65)         (97)       (162)
                                                  ----------     ---------    --------     ----------   ---------    --------
Increase (decrease) in net interest income....    $    ( 17)      $   656     $   639     $   ( 344)     $   565     $   221
                                                  ==========       =======     =======     =========      =======     =======

-----------------------------
(1) Calculations of rate/volume changes are not presented on a tax equivalent basis due to the small volume of tax-exempt investments in 2000, 1999 and 1998.

Comparison of Financial Condition at June 30, 2000 and June 30, 1999.

           As of June 30, 2000, the Company had total assets of $134.9 million and total liabilities of $115.8 million, including deposits of $98.0 million, and stockholders' equity of $19.1 million. Assets increased $14.9 million primarily due to loan growth of $8.0 million and an increase in investments of $14.8 million, offset by a decrease in cash and cash equivalents of $8.1 million. Loan growth was primarily due to increased originations of multi-family and commercial real estate loans due, in part, to the hiring of a new commercial loan officer in February 1999. An increase in borrowed funds of $16.0 million and an increase in deposits of $2.2 million primarily funded the increase in assets. The borrowings were utilized to continue to leverage the capital raised as a result of the stock conversion.

           The Association remains in a very strong liquidity position. At June 30, 2000, the Association's liquidity ratio was 31.6%, well above the 4.0% required by the OTS. This ratio at June 30, 1999 was 29.4%. This position allows the Association to react quickly to significant changes in market conditions. The Association and regulatory tangible capital at the end of the fiscal year of 12.4%. Under OTS regulations, an Association with regulatory capital of 5.0% or higher is considered to be "well-capitalized."

Comparison of Operating Results for the Fiscal Years Ended June 30, 2000 and June 30, 1999.

           General. Net income for fiscal 2000 increased $278,000, or 118.8%, to $512,000 from $234,000 for fiscal year 1999. The increase was primarily due to the increase in net interest income generated as a result of the increase in the loan and investment portfolios as the Company continued to leverage its capital.

           Interest Income. Total interest income increased by $1.2 million, or 15.6%. Interest income from loans increased $659,000, primarily due to the increase in commercial loans Interest and dividend income on securities increased from $2.6 million in 1999 to $3.1 million in 2000, or 21.9%. This increase was primarily due to a $20.9 million, or 125.4%, increase in the average balance of investment securities, funded in part by the shifting of interest- bearing deposits into securities Income on interest-bearing deposits decreased from $1.5 million in fiscal year 1999 to $617,000 in fiscal year 2000, due to the decrease in the average balance from $25.7 million in 1999 to $11.0 million in fiscal year 2000.

           Interest Expense. Interest expense increased by $579,000, or 14.1%, from $4.1 million for fiscal 1999 to $4.7 million for fiscal 2000. This increase was primarily due to the increase in interest on borrowed funds which was minimal for fiscal 1999 and $637,000 for fiscal 2000. The average balance of borrowed funds increased from $5,000 in fiscal year 1999 to $10.7 million in fiscal year 2000. Interest expense on deposits decreased by $58,000 due primarily to a $3.5 million, or 12.4%, decrease in the average balance of passbook and statement savings accounts .

           Provision for Loan Losses. The Company's provision for loan losses for fiscal 2000 was $64,000, compared to $62,000 for fiscal 1999, an increase of $2,000. The increased provision coupled with a decrease in charged-off loans increased the allowance for loan losses from $419,000 at June 30, 1999 to $468,000 at June 30, 2000. The minimal increase in the provision despite a larger loan portfolio with more commercial loans was due to the decrease in non-accrual and substandard loans, which was a direct result of the Company's increased collection efforts along with the methods now employed by the Company to act in a timely manner in dealing with delinquencies. Total non-accrual loans decreased from $1.3 million at June 30, 1999 to $579,000 at June 30, 2000.

           Non-interest Income. Non-interest income increased from $352,000 in fiscal year 1999 to $361,000 in fiscal year 2000. This increase was primarily due to an increase in ATM service charges due to increased activity at our ATM sites.

           Non-interest Expenses. Non-interest expenses remained stable for fiscal year 2000 compared to fiscal year 1999. However, there were significant changes in the categories that make up these non-interest expenses. Salaries and employee benefits increased $320,000, or 22.4% from $1.4 million in fiscal 1999 to $1.7 million in fiscal 2000, primarily due to normal salary increases as well as increases in the cost of medical coverage and funding of the ESOP. Professional fees increased $262,000, or 195.3%, primarily due to the costs incurred due to the pending merger. Charitable contributions decreased $717,000, or 93.6%, due to the one-time contribution to establish the charitable foundation in the period ended June 30, 1999. Excluding the effect of the charitable contribution in December 1998, non-interests expenses increased $752,000, or 25.9%, in fiscal year 2000.

           Provision for Income Taxes. Income tax expense totaled $473,000 for fiscal year 2000 compared to $102,000 for fiscal year 1999. This increase was partially due to a write down of the tax benefit recognized as a result of the formation of the charitable foundation at the time of the stock conversion. The write down was necessary to accurately reflect the estimated amount of the benefit that the Company would realize based on income projections going forward. This write down resulted in an increase in the tax provision of $87,000. The write down combined with the non- deductibility of the merger expenses resulted in an increase in the tax provision of $192,000. The balance of the increase was due to the increase in taxable income for the period ended June 30, 2000.

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

           Provision for Loan Losses. The Company's provision for loan losses decreased by $114,000, or 65.0%, to $62,000 for fiscal 1999 compared to $176,000 for fiscal 1998. However, the allowance for loan losses only decreased by $33,000, or 7.3%, from $452,000 for fiscal 1998 to $419,000 for fiscal 1999 as the Company only charged off $110,000 of loans for fiscal 1999 compared to charge-offs of $178,000 in the prior year. The decrease in the provision for loan losses and corresponding decrease in the allowance for loan losses reflected a decrease in the amount of nonaccrual. Nonaccrual loans decreased $573,000, or 30.7%, from $1.9 million for the year ended June 30, 1998 to $1.3 million for the year ended June 30, 1999. The decrease in nonaccrual loans was the direct result of the Company's increased collection efforts along with the improved procedures for addressing delinquent loans. See "Description of Business--Delinquent Loans, Classified Assets and Foreclosed Real Estate."

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

           Provision for Income Taxes. Income tax expense totaled $102,000 for fiscal 1999 compared to $506,000 for fiscal 1998. This decrease was primarily due to the reduction in pre-tax income, primarily as a result of the one time expense of establishing the charitable foundation and a lower tax liability due to the purchase of tax-exempt investments.

Liquidity and Capital Resources

           The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage- backed and investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Company has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's currently required liquidity ratio is 4.0%. At June 30, 2000, 1999 and 1998, the Company's liquidity ratios were 31.6%, 29.5% and 22.9%, respectively.

           At June 30, 2000, the Company exceeded all of its regulatory capital requirements with a tangible capital level of $16.6 million, or 12.4% of total adjusted assets, which is above the required level of $2.0 million, or 1.5%; core capital of $16.6 million, or 12.4%, of total adjusted assets, which is above the required level of $5.4 million, or 4.0%; and risk-based capital of $17.0 million, or 29.1%, of risk-weighted assets, which is above the required level of $4.7 million, or 8.0%.

           The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2000, the Company had advances outstanding from the FHLB of $17.0 million and at June 30, 2000 had an overall borrowing capacity from the FHLB of $65.0 million.

           The Company's most liquid assets are cash and due from banks, interest-bearing deposits with banks and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and due from banks, interest-bearing deposits with banks and investment securities available for sale totaled $45.4 million, or 33.6% of total assets.

           At June 30, 2000, the Company had commitments to originate loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $5.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from June 30, 2000, totaled $32.1 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

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

Recent Developments

           On June 2, 2000, the Company entered into an agreement with Northeast Pennsylvania Financial Corp., Hazleton, Pennsylvania ("Northeast"), under which Northeast will acquire the Company and its wholly owned subsidiary Company Savings Association of Hazleton. Under the terms of the transaction, Company stockholders will receive $17.50 for each share of Company common stock. The merger is subject to certain conditions, including the approval of the Company's stockholders and regulatory approval. The merger is expected to be completed in the fourth quarter of 2000.

ITEM 7.    FINANCIAL STATEMENTS.

                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Independent Auditors' Report......................................F-1

Consolidated Balance Sheet........................................F-2

Consolidated Statement of Income..................................F-3

Consolidated Statement of Changes in Stockholders' Equity.........F-4

Consolidated Statement of Cash Flows..............................F-5

Notes to Consolidated Financial Statements........................F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Security of Pennsylvania Financial Corp.
Hazleton, Pennsylvania

We have audited the accompanying consolidated balance sheet of Security of Pennsylvania Financial Corp. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security of Pennsylvania Financial Corp. and Subsidiary as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

/s/ Parente Randolph, PC

Hazleton, Pennsylvania
August 1, 2000

             SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                   2000                   1999
-------------------------------------------------------------------------------------------------------------------

                                     ASSETS

Cash and due from banks                                                         $ 1,267,267            $ 1,853,282
Interest-bearing deposits with banks                                              5,863,637             13,382,664
                                                                              -------------          -------------

                    Total cash and cash equivalents                               7,130,904             15,235,946

Held-to-maturity securities (fair value of $5,342,767 in 2000
      and $3,488,291 in 1999)                                                     5,484,912              3,488,291
Available-for-sale securities                                                    38,220,683             25,428,231
Loans receivable (net of allowance for loan losses
      of  in $467,927 in 2000 and $418,893 in 1999)                              80,835,574             72,788,745
Office premises and equipment, net                                                1,221,555              1,281,341
Accrued interest receivable                                                         955,660                835,398
Foreclosed real estate (net of $9,641 allowance
      in 2000 and $12,000 in 1999)                                                   19,858                 53,259
Other assets                                                                      1,052,733                913,771
                                                                              -------------          -------------
                                           TOTAL ASSETS                       $ 134,921,879          $ 120,024,982
                                                                              =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

      Deposits                                                                  $97,989,945            $95,815,430
      Borrowed funds                                                             17,000,000              1,000,000
      Advances from borrowers for taxes and insurance                                30,638                 26,214
      Accrued interest payable and other liabilities                                786,368                667,997
                                                                              -------------          -------------

                    Total liabilities                                           115,806,951             97,509,641
                                                                              -------------          -------------

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; 6,000,000
           authorized shares, 1,587,000 shares issued                                15,870                 15,870
      Additional paid-in capital                                                 14,879,414             14,869,014
      Common stock acquired by stock benefit plan (63,480 shares)                  (583,940)                     -
      Unearned employee stock ownership plan (ESOP) shares                       (1,158,468)            (1,227,347)
      Retained earnings - substantially restricted                                9,818,441              9,596,474
      Accumulated other comprehensive loss                                       (1,479,857)              (738,670)
      Treasury stock, at cost (230,115 shares)                                   (2,376,532)                    -
                                                                              -------------          -------------

                    Total stockholders' equity, net                              19,114,928             22,515,341
                                                                              -------------          -------------

                                           TOTAL LIABILITIES AND EQUITY       $ 134,921,879          $ 120,024,982
                                                                              =============          =============



--------------------------------------------------------------------------------
                        See Notes to Financial Statements

             SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                           2000               1999               1998
---------------------------------------------------------------------------------------------------------

INTEREST INCOME:
      Loans                                             $5,900,831         $5,242,435         $5,414,524
      Interest and dividends on securities:
           Taxable interest income                       1,988,693            866,470          1,018,709
           Nontaxable interest income                      466,128            148,960              2,983
           Dividends                                        43,833             38,649             36,835
      Interest-bearing deposits with banks                 617,274          1,502,535          1,266,675
                                                        -----------        -----------        -----------

                    Total interest income                9,016,759          7,799,049          7,739,726
                                                        -----------        -----------        -----------

INTEREST EXPENSE:
      Interest on deposits                               4,040,381          4,097,959          4,259,958
      Interest on borrowed funds                           636,832                  -                  -
                                                        -----------        -----------        -----------

                    Total interest expense               4,677,213          4,097,959          4,259,958
                                                        -----------        -----------        -----------

NET INTEREST INCOME                                      4,339,546          3,701,090          3,479,768

PROVISION FOR LOAN LOSSES                                   64,000             61,535            175,626
                                                        -----------        -----------        -----------

NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                    4,275,546          3,639,555          3,304,142
                                                        -----------        -----------        -----------

NONINTEREST INCOME:
      Other loan fees and service charges                  311,986            306,832            266,628
      Net realized gain on sale and calls of
           available-for-sale securities                         -                  -                701
      Other                                                 49,141             45,598             36,748
                                                        -----------        -----------        -----------

                    Total noninterest income               361,127            352,430            304,077
                                                        -----------        -----------        -----------

NONINTEREST EXPENSES:
      Salaries and employee benefits                     1,746,307          1,426,087          1,298,666
      Occupancy and equipment expenses                     259,655            268,182            233,788
      FDIC deposit insurance premiums                       39,662             60,425             64,457
      Data processing                                      157,481            157,687            138,096
      Professional fees                                    396,839            134,393            103,919
      Foreclosed real estate expenses, net                 219,070            331,504            136,331
      Charitable contributions                              48,585            765,728             14,942
      Other noninterest expenses                           783,227            512,010            494,496
                                                        -----------        -----------        -----------

                    Total noninterest expenses           3,650,826          3,656,016          2,484,695
                                                        -----------        -----------        -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                   985,847            335,969          1,123,524

PROVISION FOR INCOME TAXES                                 473,459            101,584            506,300
                                                        -----------        -----------        -----------

NET INCOME                                              $  512,388         $  234,385         $  617,224
                                                        ===========        ===========        ===========

EARNINGS PER SHARE - BASIC                              $     0.39         $     0.04             N/A
                                                        ===========        ===========        ===========
EARNINGS PER SHARE - DILUTED                            $     0.38         $     0.04             N/A
                                                        ===========        ===========        ===========


--------------------------------------------------------------------------------
                        See Notes to Financial Statements

             SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                              COMMON STOCK
                                                                             ADDITIONAL       ACQUIRED BY         UNEARNED
                                                           COMMON             PAID-IN        STOCK BENEFIT          ESOP
                                                           STOCK              CAPITAL            PLAN              SHARES
-----------------------------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1997                                  $    -              $    -           $     -            $    -


COMPREHENSIVE INCOME:
      NET INCOME

      NET CHANGE IN UNREALIZED LOSSES ON
           AVAILABLE-FOR-SALE SECURITIES


               TOTAL COMPREHENSIVE INCOME
                                                        ----------        ------------      ------------      -------------

BALANCES, JUNE 30, 1998                                       -                   -                 -                 -


COMPREHENSIVE INCOME:
      NET INCOME

      NET CHANGE IN UNREALIZED LOSSES ON
           AVAILABLE-FOR-SALE SECURITIES


               TOTAL COMPREHENSIVE LOSS


PROCEEDS FROM SALE OF STOCK                                 15,870          14,868,258

UNEARNED ESOP SHARES                                                                                             (1,269,600)

ESOP SHARES COMMITTED TO BE RELEASED                                               756                               42,253
                                                        ----------        ------------      ------------      -------------

BALANCES, JUNE 30, 1999                                     15,870          14,869,014              -            (1,227,347)


COMPREHENSIVE INCOME:
      NET INCOME

      NET CHANGE IN UNREALIZED LOSSES ON
           AVAILABLE-FOR-SALE SECURITIES


               TOTAL COMPREHENSIVE LOSS


CASH DIVIDENDS DECLARED ($.20 PER SHARE)

ESOP SHARES COMMITTED TO BE RELEASED                                            10,400                               68,879

PURCHASE OF TREASURY STOCK

COMMON STOCK ACQUIRED FOR STOCK BENEFIT PLAN                                                    (583,940)
                                                        ----------        ------------      ------------      -------------


BALANCES, JUNE 30, 2000                                    $15,870         $14,879,414        $ (583,940)      $ (1,158,468)
                                                        ----------        ------------      ------------      -------------


                                                                              ACCUMULATED
                                                                                OTHER
                                                            RETAINED         COMPREHENSIVE          TREASURY        STOCKHOLDERS'
                                                            EARNINGS            INCOME               STOCK             EQUITY
--------------------------------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1997                                   $ 8,744,865       $  (161,426)           $    -           $ 8,583,439
                                                                                                                   ------------

COMPREHENSIVE INCOME:
      NET INCOME                                              617,224                                                   617,224

      NET CHANGE IN UNREALIZED LOSSES ON
           AVAILABLE-FOR-SALE SECURITIES                                         30,207                                  30,207
                                                                                                                    -----------

               TOTAL COMPREHENSIVE INCOME                                                                               647,431
                                                          -------------     ------------        ------------        -----------

BALANCES, JUNE 30, 1998                                     9,362,089          (131,219)                -             9,230,870
                                                                                                                    -----------

COMPREHENSIVE INCOME:
      NET INCOME                                              234,385                                                   234,385

      NET CHANGE IN UNREALIZED LOSSES ON
           AVAILABLE-FOR-SALE SECURITIES                                       (607,451)                               (607,451)
                                                                                                                    -----------

               TOTAL COMPREHENSIVE LOSS                                                                                (373,066)
                                                                                                                    -----------

PROCEEDS FROM SALE OF STOCK                                                                                          14,884,128

UNEARNED ESOP SHARES                                                                                                 (1,269,600)

ESOP SHARES COMMITTED TO BE RELEASED                                                                                     43,009
                                                          -------------     ------------        ------------        -----------

BALANCES, JUNE 30, 1999                                     9,596,474          (738,670)                -            22,515,341
                                                                                                                    -----------

COMPREHENSIVE INCOME:
      NET INCOME                                              512,388                                                   512,388

      NET CHANGE IN UNREALIZED LOSSES ON
           AVAILABLE-FOR-SALE SECURITIES                                       (741,187)                               (741,187)
                                                                                                                    -----------

               TOTAL COMPREHENSIVE LOSS                                                                                (228,799)
                                                                                                                    -----------

CASH DIVIDENDS DECLARED ($.20 PER SHARE)                     (290,421)                                                 (290,421)

ESOP SHARES COMMITTED TO BE RELEASED                                                                                     79,279

PURCHASE OF TREASURY STOCK                                                                        (2,376,532)        (2,376,532)

COMMON STOCK ACQUIRED FOR STOCK BENEFIT PLAN                                                                           (583,940)
                                                          -------------     ------------        ------------        -----------


BALANCES, JUNE 30, 2000                                   $ 9,818,441       $(1,479,857)        $ (2,376,532)       $21,491,460
                                                          -------------     ------------        ------------        -----------

--------------------------------------------------------------------------------

                        See Notes to Financial Statements

             SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                       2000                1999                1998
-----------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
      Net income                                                    $ 512,388            $ 234,385           $ 617,224
      Adjustments to reconcile net income to net
           cash provided by operating activities:
               Provision for loan and foreclosed
                    real estate losses                                 64,000               61,535             197,626
               Amortization and accretion on
                    investment securities                            (126,183)              (2,473)                108
               Depreciation and amortization                          105,710              126,394              98,071
               Deferred income taxes                                  106,887              (36,246)             46,160
               Loss on sale of foreclosed real estate                  64,885               63,377              47,894
               Net realized gain on sales and calls
                    of securities                                           -                    -                (701)
               Funding of Security Savings
                    Charitable Foundation                                   -              753,820                   -
               ESOP shares committed to be released                    79,279               43,009                   -
               Changes in assets and liabilities:
                    Accrued interest receivable                      (120,262)            (216,742)             46,346
                    Other assets                                      230,717              (73,067)            162,399
                    Accrued interest payable and other
                        liabilities                                    11,484               88,802            (192,312)
                                                                  ------------         ------------         -----------

                             Net cash provided by
                                 operating activities                 928,905            1,042,794           1,022,815
                                                                  ------------         ------------         -----------
INVESTMENT ACTIVITIES:
      Purchases of held-to-maturity securities                    (18,000,000)          (1,500,000)         (3,109,478)
      Purchases of securities available-for-sale                  (15,179,075)         (28,305,243)         (3,948,894)
      Proceeds from maturities of held-to-maturity
           securities                                              16,000,000              550,000           9,020,948
      Proceeds from the call of held-to-maturity
           securities                                                       -            3,400,000             204,758
      Proceeds from principal paydowns of
           held-to-maturity securities                                      -              290,965             806,635
      Proceeds from maturities and principal
           paydowns on available-for-sale securities                1,405,319            8,956,226             340,561
      Loans made to customers, net of principal
           collected                                               (8,309,871)          (4,168,129)         (3,128,008)
      Acquisition of office premises and equipment                    (45,924)             (43,383)           (283,919)
      Proceeds from sale of foreclosed real estate                    167,558              633,366             718,790
                                                                  ------------         ------------         -----------
                             Net cash (used in) provided by
                                 investing activities             (23,961,993)         (20,186,198)           621,393
                                                                  ------------         ------------         -----------

            SECURITY OF PENNSYLVANIA FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

                                                               2000           1999             1998
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
      Net change in deposit accounts                        $2,174,515    $(6,788,115)      $4,138,828
      Net change in advances from borrowers
           for taxes and insurance                               4,424         (8,254)         (96,446)
      Increase in borrowed funds                            16,000,000      1,000,000                -
      Net proceeds from sale of common stock                         -     12,860,708                -
      Purchase of treasury stock                            (2,376,532)             -                -
      Common stock acquired for stock benefit plan            (583,940)             -                -
      Cash dividends paid on common stock                     (290,421)             -                -
                                                           ------------   ------------     ------------
                     Net cash provided by
                          financing activities              14,928,046      7,064,339        4,042,382
                                                           ------------   ------------     ------------

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                      (8,105,042)   (12,079,065)       5,686,590

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                     15,235,946     27,315,011       21,628,421
                                                           ------------   ------------     ------------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                           $7,130,904    $15,235,946      $27,315,011
                                                           ============   ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
           Interest paid                                    $4,593,524    $ 4,057,775      $ 4,207,744
           Income taxes paid                                $  299,841    $   256,750      $   422,408

SUPPLEMENTAL SCHEDULE OF NONCASH
       INVESTING ACTIVITIES:
           Transfer from loans to foreclosed real estate    $  229,393    $   687,598      $   717,928

           Net shares acquired (released) by ESOP           $  (68,879)   $ 1,227,347      $         -

           Transfer of held-to-maturity securities to
               available-for-sale                           $        -    $ 1,087,285      $         -

           Net change in unrealized gains (losses) on
               available-for-sale securities, net of tax    $ (741,187)   $  (607,451)     $    30,207

--------------------------------------------------------------------------------
                        See Notes to Financial Statements

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

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      STOCK COMPENSATION PLANS

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided disclosures as if the fair value based method of accounting had been applied.

      EARNINGS PER SHARE

         Basic earnings per share represents income available to stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      COMPREHENSIVE INCOME

         The components of other comprehensive income and related tax effects are as follows:

                                                                  YEARS ENDED
                                                                   JUNE 30,
                                             ------------------------------------------------------
                                                     2000              1999             1998
                                                     ----              ----             ----
 Unrealized holding (losses) gains on
    securities available-for-sale            $    (1,230,390)   $     (1,008,369)   $    50,144

 Less reclassification adjustment
    for (losses) gains realized in income                 -                   -              -
                                             -----------------  ------------------  ------------

           Net unrealized (losses) gains     $    (1,230,390)   $     (1,008,369)   $    50,144

 Tax effect                                          489,203             400,918        (19,937)
                                             -----------------  ------------------  ------------

 Net-of-tax amount                           $      (741,187)   $       (607,451)   $    30,207
                                             =================  ==================  ============

      RECLASSIFICATIONS

         Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 financial statement presentation format. These reclassifications had no effect on net income.

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

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


 3.   DEBT AND EQUITY SECURITIES

      Held-to-maturity securities at June 30, 2000 and 1999 were as follows:

                                                                        2000
                                     -----------------------------------------------------------------------
                                        AMORTIZED          UNREALIZED           UNREALIZED          FAIR
                                          COST               GAINS               LOSSES             VALUE
                                          ----               -----               ------             -----

      Commercial paper               $ 2,490,888       $            -           $      -        $ 2,474,654

      U.S. Government agency
         securities                    2,994,024                    -             125,911         2,868,113
                                     -----------        ----------------        ---------       -----------

             Total                   $ 5,484,912       $            -           $ 125,911       $ 5,342,767
                                     ===========       =================        =========       ===========


                                                                        1999
                                     -----------------------------------------------------------------------
                                        AMORTIZED          UNREALIZED            UNREALIZED         FAIR
                                           COST               GAINS                LOSSES           VALUE
                                           ----               -----                ------           -----

      Commercial paper               $ 1,492,064        $            -          $       -       $ 1,492,064

      U.S. Government agency
         securities                    1,996,227                     -                  -         1,996,227
                                     -----------       ------------------       ------------    -----------

             Total                   $ 3,488,291       $             -          $       -       $ 3,488,291
                                     ===========       ==================       ============    ===========

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      Available-for-sale securities at June 30, 2000 and 1999 were as follows:

                                                                                   2000
                                               -------------------------------------------------------------------------
                                                  AMORTIZED          UNREALIZED          UNREALIZED            FAIR
                                                     COST              GAINS               LOSSES              VALUE
                                                     ----              -----               ------              -----
      Corporate obligations                    $  4,013,921        $       156        $    269,470        $  3,744,607
      U. S. Government agency
         securities                              10,548,283                                525,421          10,022,862
      Mortgage-backed securities
         (FNMA, GNMA)                            13,765,566             14,770             398,952          13,381,384
      State and political
         Subdivisions                             8,964,821                                672,993           8,291,828
                                               -------------       -------------      -------------       -------------

             Total debt securities               37,292,591             14,926           1,866,836          35,440,681

      Mutual funds                                2,187,598                                257,596           1,930,002
      Federal Home Loan Bank
         of Pittsburgh stock                        850,000                                                   850,000
                                               -------------       -------------      -------------       -------------

                Total                          $ 40,330,189        $    14,926        $  2,124,432        $ 38,220,683
                                               =============       =============      =============       =============

                                                                                   1999
                                               ------------------------------------------------------------------------
                                                  AMORTIZED          UNREALIZED          UNREALIZED            FAIR
                                                     COST              GAINS               LOSSES              VALUE
                                                     ----              -----               ------              -----
      Corporate obligations                    $      53,424       $                  $         584       $      52,840
      U. S. Government agency
         securities                               10,797,078                                266,336          10,530,742
      Mortgage-backed securities
         (FNMA, GNMA)                              3,830,401             22,863              62,418           3,790,846
      State and political
         subdivisions                              8,963,769                                458,140           8,505,629
                                               -------------       -------------      -------------       -------------

             Total debt securities                23,664,672             22,863             787,478          22,880,057

      Mutual funds                                 2,187,598                                234,024           1,953,574
      Federal Home Loan Bank
         of Pittsburgh stock                         594,600                                                    594,600
                                               -------------       -------------      -------------       -------------

                Total                          $  26,426,870       $     22,863       $   1,021,502       $  25,428,231
                                               =============       =============      =============       =============

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Unamortized premiums on mortgage-backed securities were $8,841 and $25,321 at June 30, 2000 and 1999, respectively. Unaccreted discounts on mortgage-backed securities were $109,123 and $41,346 at June 30, 2000 and 1999, respectively.

      The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                HELD-TO-MATURITY                       AVAILABLE-FOR-SALE
                                                   SECURITIES                              SECURITIES
                                        ----------------------------------    -------------------------------------
                                           AMORTIZED           FAIR               AMORTIZED            FAIR
                                              COST             VALUE                COST               VALUE
                                              ----             -----                ----               -----

         Due in one year or less        $ 2,490,888       $ 2,474,654          $        --        $        --
         Due after one year through
             five years                                                           7,680,334          7,487,152
         Due after five years
             through ten years                                                    9,554,414          9,123,470
         Due after ten years              2,994,024         2,868,113            20,057,843         18,830,059
                                        -----------       -----------          ------------       ------------

                    Total               $ 5,484,912       $ 5,342,767          $ 37,292,591       $ 35,440,681
                                        ===========       ===========          ============       ============

      There were no sales of any available-for-sale securities in 2000, 1999 or 1998. Gross gains of $701 were realized on the call of a held-to-maturity security in 1998.

      Securities with an amortized cost of $2,634,662 and $1,912,321 at June 30, 2000 and 1999, respectively were pledged as collateral on public deposits and for other purposes as required or permitted by law.

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

 4.   LOANS RECEIVABLE

      Loans receivable at June 30, 2000 and 1999 were as follows:

                                                     2000             1999
                                                     ----             ----

      Mortgage                                $  56,403,671     $  54,601,895
      Commercial real estate                     16,065,152         9,956,024
      Consumer                                    9,066,773         8,898,691
                                              --------------    --------------

      Less:
         Net deferred loan-origination fees        (232,095)         (248,972)
         Allowance for loan losses                 (467,927)         (418,893)
                                              --------------    --------------

                    Loans receivable, net     $  80,835,574     $  72,788,745
                                              ==============    ==============

      One-to-four family  residential  mortgage loans included in mortgage loans
      totaled   $53,332,551   and   $52,677,160  at  June  30,  2000  and  1999,
      respectively.

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      The recorded investment in impaired loans, not requiring an allowance for loan losses, was $578,788 and $1,102,893 at June 30, 2000 and 1999,
      respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $188,188 at June 30, 1999. At June 30, 1999, the related allowance associated with those loans, which is included in the allowance for loan losses was $15,000. For the years ended June 30, 2000 and 1999, the average recorded investment in these impaired loans was approximately $579,000 and $1,344,000, respectively. There was no interest income recognized on impaired loans in 2000, 1999 or 1998. Interest income that would have been recognized on impaired loans would have approximated $45,000, $79,000, and $102,000 in 2000, 1999 and 1998, respectively. The
      Company has no commitments to lend additional funds to borrowers whose loans were classified as nonperforming or troubled debt restructuring.

      An analysis of the allowance for loan losses for the years ended June 30, 2000, 1999 and 1998 is summarized as follows:

                                             2000          1999         1998
                                             ----          ----         ----

         Balance, beginning                $ 418,893   $  451,856   $  428,857
         Provision for loan losses            64,000       61,535      175,626
         Loans charged off                   (21,187)    (110,126)    (177,505)
         Recoveries of loans charged off       6,221       15,628       24,878
                                           ---------   ----------   ----------

         Balance, ending                   $ 467,927   $  418,893   $  451,856
                                           =========   ==========   ==========

      At June 30, 2000 and 1999, the Company serviced loans for others of $59,000 and $85,000, respectively.

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

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      An analysis of the activity in loans to directors and executive officers for the years ended June 30, 2000, 1999 and 1998 follows:

                                                 2000        1999       1998
                                                 ----        ----       ----

       Balance, beginning of year             $ 332,288   $ 273,262  $ 219,364
       New loans                                184,487     113,100     51,972
       Repayments                              (156,246)    (54,074)   (41,700)
       Loan balance of new executive officer                            43,626
                                              ----------  ---------- ---------

       Balance, end of year                   $ 360,529   $ 332,288  $ 273,262
                                              ==========  ========== =========


 5.   OFFICE PREMISES AND EQUIPMENT

      Office premises and equipment at June 30, 2000 and 1999 were as follows:

                                                   2000            1999
                                                   ----            ----

       Land and building                     $   884,500        $   927,459
       Improvements                              847,921            854,155
       Furniture and equipment                   408,272            932,913
                                             ------------       ------------

              Total                            2,140,693          2,714,527

       Less accumulated depreciation
         and amortization                        919,138          1,433,186
                                             ------------       ------------

       Office premises and equipment, net    $ 1,221,555        $ 1,281,341
                                             ============       ============

      During the year ended June 30, 2000, approximately $620,000 of fully depreciated office premises and equipment was deleted from the Company's records.

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


 6.   FORECLOSED REAL ESTATE

      An analysis of the allowance for foreclosed real estate losses for the years ended June 30, 2000, 1999 and 1998 is summarized as follows:

                                                      2000      1999      1998
                                                      ----      ----      ----

       Balance, beginning                           $12,000   $12,000  $24,852
       Provision for foreclosed real estate losses                      22,000
       Writedowns                                    (2,359)           (63,546)
       Recoveries                                                       28,694
                                                    --------  -------  --------

       Balance, ending                              $ 9,641   $12,000  $12,000
                                                    ========  =======  ========


 7.   DEPOSITS

      Deposits at June 30, 2000 and 1999 were as follows:

                                                             2000
                                           -------------------------------------
                                                                      WEIGHTED
                                                                      AVERAGE
                                              AMOUNT       PERCENT     RATE
                                              ------       -------     ----

         Passbook and statement savings    $ 25,873,925     26.40%     2.61%
         Variable rate money market           1,919,927      1.96      2.55%
         Negotiable order of withdrawal      11,863,604     12.11      1.26%
         Certificates of deposit             58,332,489     59.53      5.66%
                                           ------------    ------

                Total                      $ 97,989,945    100.00%
                                           ============    ======

                                                             1999
                                           -------------------------------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                               AMOUNT      PERCENT      RATE
                                               ------      -------      ----

         Passbook and statement savings    $ 27,407,304     28.60%      2.60%
         Variable rate money market           1,872,567      1.96       2.57%
         Negotiable order of withdrawal      11,500,683     12.00       1.76%
         Certificates of deposit             55,034,876     57.44       5.29%
                                           ------------    ------

                Total                      $ 95,815,430    100.00%
                                           ============    ======

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      Scheduled maturities of certificates of deposits at June 30, 2000 are as follows:

         YEAR ENDED JUNE 30:
         ------------------
             2001                    $ 32,054,501
             2002                      16,580,874
             2003                       6,321,409
             2004                       1,424,693
             2005                         474,179
             Thereafter                 1,476,833
                                     ------------

                       Total         $ 58,332,489
                                     ============

      Certificates of deposit in denominations of $100,000 or more amounted to $11,406,454 and $11,711,165 at June 30, 2000 and 1999, respectively.
      Certificates of deposit balances in excess of $100,000 are not insured by the FDIC.

      Interest expense on deposits for the years ended June 30, 2000, 1999 and 1998 is summarized as follows:

                                       2000           1999          1998
                                       ----           ----          ----

         Certificates of deposit   $  3,057,399    $ 3,075,680   $ 3,260,039
         Passbook savings               772,600        801,860       795,011
         Money market                    50,970         53,069        53,142
         NOW                            159,412        167,350       151,766
                                   ------------   ------------  ------------

                       Total       $  4,040,381   $  4,097,959  $ 4,259,958
                                   ============   ============  ===========

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


 8.   BORROWED FUNDS

      Under terms of a collateral agreement with the Federal Home Loan Bank of Pittsburgh ("FHLB"), the Company maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances. At June 30, 2000, such fixed rate advances mature as follows (in thousands):

                                                                 WEIGHTED
                                                                 AVERAGE
                                                      AMOUNT      RATE
                                                      ------      ----
                Year ended June 30,
                        2001                        $  11,500     6.70%
                        2002                            1,000     6.41
                                                    ---------     ----

                           Total FHLB advances      $ 12,500      6.68%
                                                    ========      ====


      At June 30, 2000, the Company also has $4,500,000 outstanding at 7.08% under a $5,000,000 line of credit which expires January 18, 2001.

      At June 30, 1999, the Company had a $1,000,000, 5.33% fixed rate advance, due September 29, 1999.

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


9.    EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

      On November 12, 1998, the Company's Board of Directors approved the creation of a leveraged employee stock ownership plan ("ESOP") for the benefit of employees who meet the eligibility requirements which include having completed one year of service with the Company and having attained age twenty-one. The ESOP purchased 8% or 126,960 shares of the Company's common stock with proceeds from a loan of $1,269,600 from the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. The loan bears interest at the prime rate adjusted annually. Interest is payable quarterly and principal payable in equal quarterly installments over twelve years. The loan is secured by the shares of the stock purchased.

      As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid each quarter. The Company accounts for its leveraged ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt.

      The Company recognized $79,279 and $43,009 in compensation and benefit expense related to the ESOP for the years ended June 30, 2000 and 1999, respectively.

      A total of 6,888 shares have been committed to be released in fiscal 2000. In fiscal 1999, 4,225 shares were released.

      The fair value of unreleased shares at June 30, 2000, was $1,940,437.

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


10.   STOCK OPTION PLAN

      The Company adopted the 1999 Stock-Based Incentive Plan (the "Plan") in December 1999 for certain officers and directors. Under the terms of the Plan, the Corporation may grant options for up to 221,280 shares of its common stock at not less than fair market value at the date of grant. The options expire in 10 years from date of grant and vest 20% a year over a five-year period from the date of the grant.

      A summary of the status of the Plan as of June 30, 2000 and changes during the year is as follows:

                                                               WEIGHTED
                                                               AVERAGE
                                                               EXERCISE
                                                   SHARES       PRICE
                                                   ------       -----

             Outstanding at beginning of year           -      $     -
             Granted                               188,628        9.19
             Exercised                                  -            -
                                                  --------     -------

             Outstanding at end of year           $188,628     $  9.19
                                                  ========     =======

             Exercisable at end of year                 -      $  9.19
                                                  ========     =======


      The following table summaries stock options outstanding for the Plan as of June 30, 2000.

                                OUTSTANDING OPTIONS                                         OPTIONS EXERCISABLE
    ----------------------------------------------------------------------------     ----------------------------------
                                              WEIGHTED AVG.         WEIGHTED                               WEIGHTED
         RANGE                                  REMAINING           AVERAGE                                AVERAGE
       EXERCISE            NUMBER             CONTRACTURAL          EXERCISE              NUMBER           EXERCISE
        PRICES           OUTSTANDING              LIFE               PRICE              EXERCISABLE         PRICE
        ------           -----------              ----               -----              -----------         -----
        $9.19              188,628              9.5 Years            $9.19                   -              $9.19

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized.

      The fair value of each option grant is estimated on the date of grant to be $2.90 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           YEAR ENDED JUNE 30, 2000
                                           ------------------------
           Dividend yield                           1.6%
           Expected life                          10 years
           Expected volatility                     22.0%
           Risk-free interest rate                 4.25%

      As of June 30, 2000, there were no shares exercisable; therefore, no compensation expense would have been recognized under the grant data fair value provisions of SFAS No.123.

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


11. INCOME TAXES

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

      The provision for income taxes is comprised of the following:

                                        2000        1999         1998
                                        ----        ----         ----

         Currently payable           $ 366,572   $  137,830   $  460,140
         Deferred                      106,887      (36,246)      46,160
                                     ---------   ----------   ----------

              Total provision        $ 473,459   $  101,584   $  506,300
                                     =========   ==========   ==========

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      The effective income tax rate for the years ended June 30, 2000, 1999 and 1998 was 45.7%, 30.2% and 45.1%, respectively. A reconciliation between the expected statutory income tax rate and the effective income tax rate on income before taxes follows:

                                               2000                         1999                       1998
                                     -----------------------    -------------------------   -------------------------

                                        AMOUNT        %            AMOUNT          %           AMOUNT          %
                                        ------       ---           ------         ---          ------         ---
      Provision at statutory
         rate                         $ 352,188     34.0%        $ 114,229       34.0%       $ 381,998       34.0%

      State income tax, net
         of federal benefit              82,173      7.9            48,576       14.5          117,744       10.5

      Tax exempt income                (139,927)   (13.5)          (50,646)     (15.1)

      Valuation allowance                87,000      8.4

      Other, primarily
         nondeductible
         expenses                        92,025      8.9           (10,575)      (3.2)          6,558         .6
                                     ----------   ---------     ----------     ---------    ---------      ------
                    Total            $  473,459     45.7%       $  101,584       30.2%      $ 506,300       45.1%
                                     ==========   =========     ==========     =========    =========      ======

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      The components of the net deferred tax asset (liability) are as follows at June 30:

                                               2000             1999              1998
                                               ----             ----              ----
         Deferred tax asset:
             Deferred loan fees, net      $   51,488       $   57,288       $    60,959
             Contribution carryforward       222,562          256,302                 -
             Unrealized holding losses       629,650          259,969                 -

         Deferred tax liabilities:
             Unrealized holding gains                                           (10,458)
             Allowance for loan losses       (72,290)        (100,194)         (141,052)
             Depreciation                    (27,185)         (18,934)          (17,993)
                                          ----------       ----------       -----------

                           Total             804,225          454,431          (108,544)

         Less valuation allowance            (87,000)              -                  -
                                          ----------       ----------       -----------

                           Total, net     $  717,225       $  454,431       $  (108,544)
                                          ==========       ==========       ===========

      The   deferred  tax  asset   (liability)   is  included  in  other  assets
      (liabilities) on the balance sheet.

      The valuation allowance of $87,000 was established in 2000 to reflect the effect of the Company's contribution carryforward which may not be utilized before its statutory expiration date.

12.   OTHER NONINTEREST EXPENSE

      Other noninterest expense amounts are summarized as follows for the years ended June 30, 2000, 1999 and 1998:

                                        2000          1999          1998
                                        ----          ----          ----

         Outside service fees        $ 406,328     $ 203,461    $ 210,924
         Advertising and promotion      53,602        53,509       50,725
         All other expenses            323,297       255,040      232,847
                                     ---------     ---------    ---------

                       Total         $ 783,227     $ 512,010    $ 494,496
                                     =========     =========    =========

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


13.   PENSION PLAN

      The Company participates in a contributory defined benefit multi-employer pension plan administered through Pentegra. The Company makes annual contributions to the Plan equal to amounts accrued for pension expense. Total pension expense for the years ended June 30, 2000, 1999 and 1998 was $3,046, $3,431 and $3,581, respectively. The relative position of the Company regarding the accumulated plan benefits and net assets of the Plan is not readily determinable by the Company.

14.   EARNINGS PER SHARE

      Earnings per share, basic and diluted, were $.39 and $.38 for the year ended June 30, 2000.

      Earnings per share, basic and diluted, were $.04 for the six months ended June 30, 1999. Proforma earnings per share would have been $.16 had the shares been outstanding for the entire twelve-month period. Due to the Association's December 1998 conversion and the formation of Security of Pennsylvania Financial Corp., earnings per share figures for prior year periods are not applicable.

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      The following table presents the earnings per share computation:

                                                                    FOR THE             FOR THE
                                                                     YEAR              SIX MONTHS
                                                                     ENDED               ENDED
                                                                    JUNE 30,            JUNE 30,
                                                                     2000                 1999
                                                                     ----                 ----
         Net income                                              $    512,388        $     60,032
                                                                 ============        ============

         Total shares outstanding                                   1,587,000           1,587,000

         Less:
             Weighted treasury shares                                (142,591)                  -
             Unallocated shares held
                by ESOP at beginning of period                       (122,735)           (126,960)
             Weighted shares acquired for
                stock benefit plans                                   (22,361)                  -

         Plus weighted average ESOP
             shares released or committed
             to be released during the fiscal year                      2,545               1,757
                                                                 ------------        ------------

         Basic shares outstanding                                   1,301,858           1,461,797
                                                                 ============        ============

         Earnings per share - basic                              $        .39        $        .04
                                                                 ============        ============


         Diluted:
             Basic shares outstanding                               1,301,858           1,461,797
         Diluted effect of stock awards - weighted average:
             Assumed exercise of stock options                         87,614                   -
             Repurchase of shares at year-end price                   (48,070)                  -
                                                                 ------------        ------------

         Diluted shares outstanding                                 1,341,402                   -
                                                                 ------------        ------------

         Earnings per share - diluted                            $        .38        $        .04
                                                                 ============        ============

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


15.   RELATED PARTY TRANSACTIONS

      The Company retains a law firm, in which a member of the Company's Board of Directors also is a member, that provides general legal counsel to the Company. The Company paid $24,424, $35,487 and $25,513 in legal fees to this firm for the years ended June 30, 2000, 1999 and 1998, respectively.

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

      The Company's contract amounts of commitments to extend credit which represent credit risk at June 30, 2000 and 1999 were $2,290,474 and $3,088,122, respectively. These amounts exclude undisbursed portions of loans in process amounting to $2,957,458 and $1,871,867 at June 30, 2000 and 1999, respectively.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total assets (as defined). Management believes, as of June 30, 2000, that the Association meets all capital adequacy requirements to which it is subject.

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

                                                                       (DOLLARS IN THOUSANDS)
                                            ------------------------------------------------------------------------
                                                                                        FOR CAPITAL
                                                                                         ADEQUACY
                                                    ACTUAL                               PURPOSES
                                            ------------------------    --------------------------------------------
              JUNE 30, 2000                   AMOUNT       RATIO          AMOUNT                 RATIO
              -------------                   ------       -----          ------                 -----
      Total Capital (to Risk Weighted
         Assets) (risk-based capital
         ratio)                              $17,052       29.1%          $4,692       Greater than or equal to 8.0%

      Tier I Capital (to Risk Weighted
         Assets)                             $16,584       28.3%          $2,346       Greater than or equal to 4.0%

      Tier I Capital (to Total Assets)
         (core capital ratio)                $16,584       12.4%          $5,350       Greater than or equal to 4.0%


                                                           (DOLLARS IN THOUSANDS)
                                           ---------------------------------------------------
                                                                TO BE WELL
                                                             CAPITALIZED UNDER
                                                             PROMPT CORRECTIVE
                                                             ACTION PROVISIONS
                                           ---------------------------------------------------
              JUNE 30, 2000                   AMOUNT                   RATIO
              -------------                   ------                   -----
      Total Capital (to Risk Weighted
         Assets)    (risk-based capital
         ratio)                               $5,865            Greater than or equal to 10.0%

     Tier I Capital (to Risk Weighted
         Assets)                              $3,519            Greater than or equal to 6.0%

     Tier I Capital (to Total  Assets)
         (core capital ratio)                 $6,687            Greater than or equal to 5.0%

                                                                       (DOLLARS IN THOUSANDS)
                                            -----------------------------------------------------------------------
                                                                                         FOR CAPITAL
                                                                                          ADEQUACY
                                                    ACTUAL                                PURPOSES
                                            ------------------------    -------------------------------------------
              JUNE 30, 1999                   AMOUNT       RATIO          AMOUNT                RATIO
              -------------                   ------       -----          ------                -----
      Total Capital (to Risk Weighted
         Assets)    (risk-based capital
         ratio)                              $16,317       26.8%          $4,863      Greater than or equal to 8.0%

      Tier I Capital (to Risk Weighted
         Assets)                             $15,898       26.2%          $2,431      Greater than or equal to 4.0%

      Tier I Capital (to Total Assets)
         (core capital ratio)                $15,898       13.4%          $4,761      Greater than or equal to 4.0%


                                                            (DOLLARS IN THOUSANDS)
                                               ---------------------------------------------
                                                                  TO BE WELL
                                                              CAPITALIZED UNDER
                                                              PROMPT CORRECTIVE
                                                              ACTION PROVISIONS
                                               ---------------------------------------------
              JUNE 30, 1999                       AMOUNT                 RATIO
              -------------                       ------                 -----
      Total Capital (to Risk Weighted
         Assets)    (risk-based capital
         ratio)                                   $6,079      Greater than or equal to 10.0%

      Tier I Capital (to Risk Weighted
         Assets)                                  $3,647      Greater than or equal to 6.0%

      Tier I Capital (to Total Assets)
         (core capital ratio)                     $5,952      Greater than or equal to 5.0%

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                           JUNE 30,
                                                                  ------------------------
                                                                      2000         1999
                                                                      ----         ----

         Regulatory capital reconciliation (in thousands):
             Total equity                                         $  15,104     $  15,159

             Unrealized losses on certain available-for-sale
                securities, net of taxes                              1,480           739
                                                                  ---------     ----------
             Tangible and core capital

             Allowance for loan losses                                  468           419
                                                                  ---------     ----------

             Risk based capital                                   $  17,052     $  16,317
                                                                  =========     ==========


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


      CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS WITH BANKS

         The carrying amounts for cash and due from banks and interest-bearing deposits with banks approximate fair value because they generally mature in 90 days or less and do not present unanticipated credit concerns.

      LOANS

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

      DEPOSITS

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


      BORROWED FUNDS

         The fair value of borrowed funds was estimated using rates currently available to the Company for debt with similar terms and remaining maturities.

      ACCRUED INTEREST

         The carrying amounts of accrued interest approximate their fair values.

      OFF-BALANCE-SHEET INSTRUMENTS

         The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         The estimated fair values of the Company's financial instruments are as follows at June 30 (in thousands):

                                                                   2000                        1999
                                                        -------------------------    -----------------------
                                                          CARRYING       FAIR          CARRYING      FAIR
                                                           AMOUNT        VALUE          AMOUNT      VALUE
                                                           ------        -----          ------      -----

         Financial assets:
             Cash and due from banks                       $1,267       $1,267         $1,853       $1,853

             Interest-bearing deposits
                with banks                                  5,864        5,864         13,383       13,383

             Held-to-maturity securities                    5,485        5,343          3,488        3,488

             Available-for-sale
                securities                                 38,221       38,221         25,428       25,428

             Loans, net of allowance                       80,836       78,963         72,789       73,223

             Accrued interest receivable                      956          956            835          835

         Financial liabilities:
             Deposits                                      97,990       97,019         95,815       95,650

             Accrued interest payable                         365          365            281          281

             Borrowed funds                                17,000       16,979          1,000        1,000

         Off-balance sheet financial instruments:

                Commitments to extend
                    credit                                      -        2,290              -        3,088

SECURITY OF PENNSYLVANIA FINANCIAL
CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


19. MERGER

      On June 2, 2000, the Company signed a definitive agreement with Northeast Pennsylvania Financial Corp ("Northeast") under which Northeast will acquire the Company and its wholly-owned subsidiary.

      Under the terms of the transaction, the Company's stockholders will receive $17.50 for each share of the Company's common stock. The merger is subject to certain conditions, including the approval of the Company's stockholders and regulatory approval. The merger is expected to be completed in the fourth quarter of 2000.


--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           The following tables set forth certain information regarding the executive officers and directors of the Company and the Association as of June 30, 2000.

                                    Directors

                                                              Year First
                                                                Elected            Term to
       Name                                       Age        Director (1)          Expire
-------------------                            ---------    ---------------   -----------------
Frederick L. Barletta......................       66             1983               2000

Peter B. Deisroth..........................       62             1980               2000

George J. Hayden...........................       63             1984               2000

Richard C. Laubach.........................       62             1989               2002

Joseph E. Lundy............................       77             1964               2001

Vincent L. Marusak........................        77             1972               2001
 .
John J. Raynock ...........................       69             1987               2002

Anthony P. Sidri...........................       69             1964               2001

------------------------------
(1) Includes years of service as a director of the Association. All Directors of the Company were appointed in 1998, the year of its incorporation.

                               Executive Officers

                                                                                       Executive
                                                                                        Officer
  Name                       Age       Position                                          Since
--------                  ---------    ----------                                     ------------

David P. Marchetti, Sr....   47        Vice President-Chief Operating Officer of the      1991
                                       Association and Chief Financial Officer and
                                       Treasurer of the Company

Jan M. Pasdon.............   48        Senior Vice President of the Association           1999

Joseph P. Correale........   48        Vice President - Lending of the Association        1992

Biographical Information

           Below is certain information regarding the directors of the Association and the Company. Unless otherwise stated, each director has held his current occupation for the last five years. There are no family relationships among or between the directors or executive officers except as set forth below.

           Frederick L. Barletta was President and Chief Executive Officer of the Pines Golf Course and Restaurant in Edgewood, Pennsylvania prior to his retirement in 1997.

           Peter B. Deisroth is a manager of Advanced Mailing Services, a mail fulfillment house. Mr. Deisroth is also a general partner of several retail companies, including Peton Fashions and the sole proprietor of Dizzy's Pizza.

           George J. Hayden is the President of George J. Hayden, Inc., an electrical contracting firm. Mr. Hayden is also the President of several Wendy's fast food restaurants.

           Richard C. Laubach joined the Association in 1982 as Chief Lending Officer and continued in that position until 1987 when he was named Chief Executive Officer. In 1989, Mr. Laubach was also named President of the Association.

           Joseph E. Lundy worked in the insurance industry for over 45 years prior to his retirement in 1991.

           Vincent L. Marusak was an executive at Lehigh Gas and Oil Company and a partner at Lehigh Supply prior to his retirement in 1991. Mr. Marusak has served as Chairman of the Board of Directors since 1989.

           John J. Raynock is secretary and treasurer of E and R Plumbing and Heating Inc.

           Anthony P. Sidari has been an attorney for over 40 years. He also serves as a solicitor for the Association.

Executive Officers Who Are Not Directors

           Joseph P. Correale joined the Association in 1986 as a loan officer until 1989 when he was named Assistant Vice President, Lending. In 1992, Mr. Correale was named Vice-President, Lending.

           David P. Marchetti, Sr. joined the Association in 1986 and served as branch office coordinator and later controller until 1991, when he was named Vice-President, Chief Operating Officer.

           Jan Pasdon joined the Association in February 1999 as a Senior Vice President in charge of commercial lending. Immediately prior to joining the Association, Mr. Pasdon served as Vice President, Commercial Banking Officer for Merchants Bank of Pennsylvania located in Shenandoah, Pennsylvania. Prior to holding that position, Mr. Pasdon worked as Vice President, Relationship Manager for Mellon Bank, N.A. in West Hazleton, Pennsylvania. Mr. Pasdon also was employed as a Credit Manager for Ira Berger and Sons, Inc., a building supply company located in Freeland, Pennsylvania in 1995 and 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

           Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of the Company's executive officers and directors has complied with applicable reporting requirements for transactions in the Company's common stock during the fiscal year ended June 30, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

           Summary Compensation Table. The following table sets forth the cash compensation paid by the Company for services rendered in all capacities during the years ended June 30, 2000, 1999 and 1998 to Mr. Laubach. No other executive officer of the Company received salary and bonus in excess of $100,000 for the year ended June 30, 2000, 1999 and 1998.

                                                         Annual Compensation                Long-Term Compensation
                                               ----------------------------------------  ----------------------------
                                                                                                    Awards
--------------------                                                                     ----------------------------
                                                                            Other        Restricted     Securities
                                                                            Annual         Stock        Underlying       All Other
Name and                                          Salary       Bonus     Compensation      Awards      Options/SARs    Compensation
Principal Positions                       Year    ($)(1)        ($)         ($)(2)         ($)(3)         ($)(4)            ($)
--------------------                     -----  ----------   ---------  ---------------  -----------  --------------  --------------
Richard C. Laubach....................   2000    $145,351    $ 10,000           --        $145,806        39,675           $  --
President and Chief Executive Officer    1999     130,250      12,000           --              --            --              --
                                         1998     123,400      10,000           --              --            --              --

(1)   Includes directors' fees.
(2) There were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.
(3) Includes 15,870 shares of restricted stock granted to Mr. Laubach under the Security of Pennsylvania 1999 Stock-Based Incentive Plan (the "Incentive Plan"). The dollar amount set forth in the table represents the market value on the date of the grant of the shares. The restricted stock awards vest in five equal annual installments commencing on January 13, 2001, the first anniversary of the awards. When shares become vested and are distributed from the trust in which they are held, the recipients will also receive an amount equal to unaccumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon. As of June 30, 2000, the market value of the shares subject to the restricted stock awards held by Mr. Laubach was $265,823.

(4) Includes stock options granted pursuant to the Incentive Plan during fiscal year 2000. See "Option Grants in Last Fiscal Year" table for discussion of options granted under the Incentive Plan.

Employment Agreements

           Effective December 30, 1998, the Association and the Company each entered into an employment agreement with Mr. Laubach. These employment agreements are coordinated so that Mr. Laubach is only paid once for the same service. The employment agreements are intended to ensure that the Association and the Company will be able to maintain a stable and competent management base. The continued success of the Association and the Company depends to a significant degree on the skills and competence of Mr. Laubach.

           The employment agreements each provide for a three-year term. The Association employment agreement provides that, commencing on the first anniversary date of the agreement and continuing each anniversary date thereafter, the Board of Directors of the Association may extend the agreement for an additional year so that the remaining term shall be three years unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of Mr. Laubach. The term of the Company employment agreement is extended on a daily basis unless written notice of non-renewal is given by the Board of Directors of the Company. The Association and the Company employment agreements provide for an annual review of base salary. The current base salary for the employment agreement for Mr. Laubach is $133,750. Mr. Laubach is also entitled to Directors' fees. In addition to the base salary, the employment agreements provide for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing certain fringe benefits available to similarly situated executive personnel.

           The employment agreements provide for termination by the Association or the Company for cause, as described in the agreements, at any time. If the Association or the Company chooses to terminate employment for reasons other than for cause, or if Mr. Laubach's resigns from the Association or the Company after specified circumstances that would constitute constructive termination, Mr. Laubach or, in the event of death, his beneficiary, would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to him during the remaining term of the employment agreements. In addition, Mr. Laubach would receive a payment attributable to the contributions that would have been made on his behalf to any employee benefit plans of the Association or the Company during the remaining term of the employment agreements. The Association and the Company would also continue to pay for Mr. Laubach's life, health and disability coverage for the remaining
                                       38
term of the employment agreements. The employment agreements restrict Mr. Laubach's right to compete against the Company and the Association for a period of one year from the date of the agreements if he voluntarily terminates employment, except in the event of a change in control.

           Under the employment agreements, if involuntary termination or, under certain circumstances, voluntary termination, follows a change in control of the Association or the Company, Mr. Laubach or, in the event of his death, his beneficiary, would be entitled to a severance payment and/or liquidated damages payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of certain stock-based incentives previously awarded, or (ii) three times the average of the five preceding taxable years' annual compensation. The Association and the Company would also continue Mr. Laubach's life, health, and disability coverage for thirty-six months from the date of termination. Notwithstanding that both employment agreements provide for a severance payment in the event of a change in control, Mr. Laubach would only be entitled to receive a severance payment under one agreement.

           The Company guarantees payments under the Association employment agreement in the event that payments or benefits are not paid by the Association. The Company makes payments under the Company employment agreement. The Association or the Company shall pay all reasonable costs and legal fees paid or incurred by Mr. Laubach pursuant to any dispute or question of interpretation relating to the employment agreements if Mr. Laubach is successful on the merits pursuant to a legal judgment, arbitration or settlement. The employment agreements also provide that the Association and Company shall indemnify Mr. Laubach to the fullest extent allowable under applicable federal, Pennsylvania and Delaware law, as the case may be.

           Supplemental Executive Retirement Plan. The Association maintains a non-qualified deferred compensation arrangement known as a "Supplemental Executive Retirement Plan" (the "SERP") for Mr. Laubach. The SERP is intended to provide him benefits to the extent that they cannot be provided under the Pension Plan and/or the ESOP as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the Pension Plan and/or the ESOP but for such limitations. Mr. Laubach received no SERP benefit for the fiscal year ended June 30, 2000. The SERP is intended to make up ESOP benefits that Mr. Laubach might lose upon his retirement, upon the termination of his employment in connection with a change in control, or when his participation in the ESOP ends due to termination of the ESOP in connection with a change in control (regardless of whether he terminates employment) prior to the complete scheduled repayment of the ESOP loan. Generally, upon his retirement or upon a change in control of the Association or the Company prior to complete repayment of the ESOP Loan, the SERP will provide a benefit equal to what Mr. Laubach would have received under the ESOP had he remained employed throughout the term of the ESOP or had the ESOP not been terminated prior to the scheduled repayment of the ESOP loan less the benefits actually provided under the ESOP. Mr. Laubach's benefits under the SERP will generally become payable upon his retirement (in accordance with the standard retirement policies of the Association), upon the change in control of the Association or the Company or as determined under the applicable tax-qualified retirement plans sponsored by the Association.

           The Association may establish a grantor trust in connection with the SERP to satisfy the obligations of the Association with respect to the SERP. The assets of the grantor trust would remain subject to the claims of the Association's general creditors in the event of the Association's insolvency until paid to the individual pursuant to the terms of the SERP.

Incentive Plan

           The Company's stockholders adopted the Incentive Plan on October 25, 1999. It provides discretionary awards of options to purchase Common Stock and awards of Common Stock (collectively, "Awards") to officers, directors and employees as determined by a committee of the Board of Directors. The following table lists all grants of options under the Incentive Plan to the Named Executive Officers for fiscal year 2000.

                        Option Grants in Last Fiscal Year

                                                     Individual Grants
                              -----------------------------------------------------------------
                                 Number of       % of Total
                                Securities         Options         Exercise
                                Underlying       Granted to           or
                                  Options         Employees          Base
                                  Granted            in             Price          Expiration
Name                             (#)(1)(2)       Fiscal Year      Per Share         Date (3)
----------                    ---------------  ---------------  -------------  ----------------
Richard C. Laubach .........      39,675            45.9%           $9.188       Jan. 13, 2010

(1) Options granted under the Incentive Plan become exercisable in five equal annual installments commencing on January 13, 2001, provided, however, options will be immediately exercisable in the event the optionees terminate employment due to death or disability.
(2)   The purchase price may be made in whole or in part in cash or Common
      Stock.
(3)   The option term is ten years.


      The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding options held by the Named Executive Officers as of June 30, 2000. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year end price of the Common Stock.

                          Fiscal Year-End Option Value

                                             Number of Securities
                                            Underlying Unexercised                         Value of Unexercised
                                              Options at Fiscal                            In-the-Money Options
                                                Year-End(#)(1)                           at Fiscal Year-End($)(2)
Name                                Exercisable            Unexercisable            Exercisable          Unexercisable
--------                           --------------        ------------------       ---------------      ------------------
Richard C. Laubach................      --                           39,675                    --           $300,042


(1)  The options in this table have an exercise price of $9.1875 per share.
(2)  The price of the Common Stock on June 30, 2000 was $16.75 per share.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

           The following table sets forth information as to those persons disclosed in certain reports filed by such persons with the Securities and Exchange Commission (the "SEC"), in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934 ("Exchange Act") or believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock as of September 5, 2000. The Company is not aware of any other person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock.


Name and Address                                        Number         Percent
of Beneficial Owner                                    of Shares       of Class
-------------------------                           ---------------  -----------
Security Savings Association of Hazleton Employee     126,940(1)         9.4%
Stock Ownership Plan and Trust (the "ESOP")
31 West Broad Street
Hazleton, Pennsylvania 18201

Security Savings Charitable Foundation                 75,383(2)         5.6%
31 W. Broad Street
Hazleton, Pennsylvania 18201

-----------------------------
(1) Under the terms of the ESOP, the ESOP Trustee, subject to its fiduciary duty, will vote all unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received voting instructions from participants. As of the September 5, 2000, 7,557 shares had been allocated to participants' accounts and 119,383 shares remain unallocated. The trustee of the ESOP is First Bankers Trust, N.A.
(2) The Foundation was established in connection with the Association's conversion to stock form on December 30, 1998. Pursuant to the terms of the contribution of common stock, as mandated by the Office of Thrift Supervision, all shares of common stock held by the foundation must be voted in the same ratio as all other shares of common stock in all proposals considered by stockholders of the Company.

Security Ownership of Management

           The following table provides information about the shares of Company common stock that may be considered to be owned by each director of the Company and by all directors and executive officers of the Company as a group as of September 5, 2000. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.



                                             Number of            Percent of
                                        Shares Beneficially      Common Stock
                    Name                     Owned (1)           Outstanding (2)
-----------------------------------   -----------------------  -----------------

Frederick L. Barletta..............          17,720(3)               1.3%
Peter B. Deisroth..................             4,870                   *
George J. Hayden...................            17,720                 1.3
Richard C. Laubach.................          21,979(4)                1.6
Joseph E. Lundy....................           5,720(5)                  *
Vincent L. Marusak.................            17,720                 1.3
John J. Raynock....................             7,720                   *
Anthony P. Sidari..................             7,720                   *

All Executive Officers and                    120,100                8.9%
   Directors as a Group (11 persons)

-----------
* Less than 1% of shares outstanding

(1) Includes 2,720 shares of unvested shares of restricted stock granted pursuant to the Incentive Plan for each outside director and 15,870 shares for Mr. Laubach.
(2) Based on 1,356,885 shares of Company common stock outstanding and entitled to vote as of September 5, 2000.
(3)   Includes 7,500 shares owned by Mr. Barletta's spouse.
(4)   Includes 1,109 shares held under the employee stock ownership plan.
(5)   Includes 1,500 shares held by Mr. Lundy's spouse.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The Association offers officers and full-time employees, who satisfy general underwriting standards, loans with interest rates up to 1% below the current interest rates in effect, the Insider Loan Rate ("ILR"); provided, however, that the ILR is not below the Association's cost of funds at the time of the approval of the loan. All ILR loans requested by officers are approved by the Board of Directors. The ILR normally ceases upon termination of employment. Upon termination of the ILR, the interest rate reverts to the contract rate in effect at the time of termination. All other terms and conditions contained in the original mortgage and note continue to remain in effect. Set forth below is certain information with respect to certain loans made on preferential terms by the Association to executive officers of the Association which in the aggregate exceeded $60,000 at any time since July 1, 1999. As of September 5, 2000, five of the Association's directors and officers had loans with outstanding balances totaling approximately $284,500 in the aggregate.

           All other transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its Common Stock and affiliates thereof, are currently made on terms no less favorable to the Company than could have been obtained by it in arm's length negotiations with unaffiliated persons and are approved by a majority of independent outside directors of the Company not having any interest in the transaction. All such loans are made by the Association in the ordinary course of business, with no favorable terms and such loans do not involve more than the normal risk of collectibility or present unfavorable features.

                                                                       Largest
                                                                        Amount
                                                                     Outstanding     Balance      Interest
                                            Date        Maturity        Since         as of      Rate as of
                                             of           Date         July 1,       June 30,     June 30,          Type of
         Name              Position         Loan        of Loan         1999          2000          2000             Loan
----------------------  ---------------  -----------  -------------  ------------  ------------  ----------  ----------------------

Correale, Joseph        Vice President    03/16/99      03/16/09         $23,000       $21,318     6.50%       Home equity loan
Correale, Joseph        Vice President    04/10/96      04/10/16          68,096        64,610     6.00        First mortgage loan
Evans, Nicoline         Assistant VP      06/07/93      06/07/03          62,000        53,828     6.25        Home equity loan
Evans, Nicoline         Assistant VP      03/01/88      03/01/05          12,837         6,398     8.75        Line of credit
Marchetti, David P.     Vice President    07/01/99      06/01/14          65,000        62,471     5.96        First mortgage loan
Marchetti, David P.     Vice President    06/18/99      06/18/06          22,100        19,529     6.50        Home equity loan
Marchetti, David P.     Vice President    06/22/00      12/22/02           2,290         2,273     6.72        Secured loan

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.     Financial Statements

           The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7:

           o  Independent Auditors' Report
           o  Consolidated Balance Sheet as of June 30, 2000 and 1999
           o Consolidated Statement of Income for the Years Ended June 30, 2000, 1999 and 1998
           o Consolidated Statement of Changes in Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998
           o Consolidated Statement of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998
           o  Notes to Consolidated Financial Statements

(a) 2.     Financial Statement Schedules

           Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)        Reports on Form 8-K filed during the last quarter of 2000

           On June 15, 2000, Security filed an 8-K to announce that it had entered into an Agreement and Plan of Merger with Northeast Pennsylvania Financial Corp. The Merger Agreement provided that Security will be merged with and into Northeast Acquisition, Inc., a wholly owned subsidiary of Northeast formed for the purpose, and that Security Savings will merge with and into First Federal Bank, Northeast 's wholly owned subsidiary. The Agreement and Plan of Merger and press release announcing the merger were filed by exhibit.

(c)       Exhibits Required by Securities and Exchange Commission Regulation S-B

          Exhibit
          Number
          -------
           2.1 Agreement and Plan of Merger, dated as of June 2, 2000 by and among Northeast Pennsylvania Corp., Northeast Acquisition, Inc. and Security of Pennsylvania Financial Corp. (1)
           3.1 Certificate of Incorporation of Security of Pennsylvania Financial Corp. (2)
           3.2   Bylaws of Security of Pennsylvania Financial Corp.
           4.0 Form of Stock Certificate of Security of Pennsylvania Financial Corp. (2)
           10.1 Employment Agreement between Richard C. Laubach and Security of Pennsylvania Financial Corp.(3)
           10.2 Employment Agreement between Richard C. Laubach and Security Savings Association of Hazleton(3)
           10.3 Form of Security Savings Association Supplemental Executive Retirement Plan (2)
           10.4 Form of Security Savings Association of Hazleton Employee Severance Compensation Plan (2)
           10.5 Security of Pennsylvania Financial Corp. 1999 Stock-Based Incentive Plan (4)
           27.0  Financial Data Schedule

           -------------------------
           (1) Incorporated by reference into this document from the form 8-K filed on June 15, 2000.

           (2) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63271.

           (3) Incorporated by reference into this document from the Exhibits filed with the Form 10-QSB for the quarter ended December 31, 1999.

           (4) Incorporated by reference into this document from the Proxy Statement for the 1999 Annual Meeting of Stockholders dated September 17, 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SECURITY OF PENNSYLVANIA FINANCIAL
                                CORP.



                                /s/ Richard C. Laubach
                                ------------------------------------------------
                                Richard C. Laubach
                                President, Chief Executive Officer and Director


           In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

               Name                            Title                                Date
               ----                            -----                                ----

/s/ Richard C. Laubach               President, Chief Executive             September 14, 2000
-------------------------------      Officer and Director
Richard C. Laubach                   (principal executive officer)



/s/ David P. Marchetti, Sr.          Chief Financial Officer                September 18, 2000
-------------------------------      and Treasurer (principal accounting
David P. Marchetti, Sr.              and financial officer)


/s/ Vincent L. Marusak               Chairman of the Board                  September 14, 2000
-------------------------------
Vincent L. Marusak


/s/ Frederick L. Barletta            Director                               September 14, 2000
-------------------------------
Frederick L. Barletta


/s/ Peter B. Deisroth                Director                               September 14, 2000
-------------------------------
Peter B. Deisroth


/s/ George J. Hayden                 Director                               September 14, 2000
-------------------------------
George J. Hayden


/s/ Joseph E. Lundy                  Director                               September 14, 2000
-------------------------------
Joseph E. Lundy


/s/ John J. Raynock                  Director                               September 14, 2000
-------------------------------
John J. Raynock


/s/ Anthony P. Sidari                Director                               September 14, 2000
-------------------------------
Anthony P. Sidari